Form 10QSB
period 2001-06-30
LRS CAPITAL INC
filed 2001-08-14
CIK 1122771

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                   FORM 10-QSB

                QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2001

                      COMMISSION FILE NUMBER    333-44530
                                                ---------

                                LRS CAPITAL, INC.
                               ------------------
               (Exact name of registrant as specified in charter)

                   DELAWARE                         52-52190362
                   --------                         -----------
        (State or other jurisdiction of         (I.R.S. Employer
         incorporation or organization)         Identification No.)

141 ADELAIDE STREET WEST, STE 1004, TORONTO, ONTARIO                M5H 3L5
----------------------------------------------------                -------
      (Address of principal executive offices)                     (Zip Code)

Registrant's telephone number, including area code               (416) 597-0202
                                                                 --------------

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: As of July 31, 2001, the Company had outstanding 2,659,720 shares of its common stock, par value $0.001.

                                TABLE OF CONTENTS

ITEM NUMBER AND CAPTION                                             PAGE
-----------------------                                             ----
PART I
                                                                      3
   ITEM 1.     FINANCIAL STATEMENTS                                   7
   ITEM 2.     MANAGEMENT'S DISCUSSION AND PLAN OF OPERATIONS

PART II

   ITEM 1.     LEGAL PROCEEDINGS                                      12
   ITEM 2.     CHANGES IN SECURITIES                                  12
   ITEM 3.     DEFAULTS UPON SENIOR SECURITIES                        12
   ITEM 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS    12
   ITEM 5.     OTHER INFORMATION                                      12
   ITEM 6.     EXHIBITS AND REPORTS ON FORM 8-K                       12

ITEM 1. FINANCIAL STATEMENTS

                                LRS CAPITAL, INC.
                      (A COMPANY IN THE EXPLORATION STAGE)
                                  BALANCE SHEET

                                                         JUNE 30,   DECEMBER 31,
                                                          2001          2000
                                                        ---------   ------------
ASSETS
 Current Assets
  Cash and Cash Equivalents                             $  12,908     $   4,401
  Prepaid Expenses                                             --            96
                                                        ---------     ---------

TOTAL ASSETS                                            $  12,908     $   4,497
                                                        =========     =========

LIABILITIES AND SHAREHOLDERS' EQUITY
 Current Liabilities
  Accounts Payable                                      $   2,729     $  18,873
  Accrued Obligation to Wolfranium Corporation             18,535        11,203
  Due to Related Parties                                   72,261        32,952
                                                        ---------     ---------

Total Liabilities                                          93,525        63,028
                                                        ---------     ---------

Shareholders' Equity
 Common Stock -- $0.001 par value; 15,000,000
  shares authorized, 2,659,720 and 2,654,720 shares
  outstanding at June 30, 2001 and December 31, 2000        2,660         2,655
 Additional Paid-in Capital                                36,030        35,335
 Deficit Accumulated during the Exploration Stage        (119,306)      (96,521)
                                                        ---------     ---------

Total Shareholders' Equity                                (80,616)      (58,531)
                                                        ---------     ---------

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY              $  12,908     $   4,497
                                                        =========     =========

See notes to financial statements.

                                LRS CAPITAL, INC.
                      (A COMPANY IN THE EXPLORATION STAGE)
  STATEMENT OF OPERATIONS AND DEFICIT ACCUMULATED DURING THE EXPLORATION STAGE

                                      THREE MONTHS    SIX MONTHS     INCEPTION
                                          ENDED          ENDED          TO
                                      JUNE 30, 2001  JUNE 30, 2001  JUNE 30, 2001
                                      -------------  -------------  -------------
Net Revenues                           $        --    $        --    $        --
Cost of Revenues                                --             --             --
                                       -----------    -----------    -----------

Gross Profit                                    --             --             --

General and Administrative Expenses
 Mineral Rights                              2,640          7,528         49,356
 Taxes                                          --             --            380
 Legal and Accounting                        7,984         13,241         56,339
 Transfer Agent                                460          1,410          4,290
 Office                                        200            600          3,300
 Compensation                                   --             --          3,800
 Organization                                   --             --          1,484
 Miscellaneous                                   1              6            357
                                       -----------    -----------    -----------

Total Expenses                              11,285         22,785        119,306

(Deficit) from Operations                  (11,285)       (22,785)      (119,306)

Investment Income                               --             --             --
                                       -----------    -----------    -----------

Net (Deficit)                              (11,285)       (22,785)      (119,306)

Deficit Accumulated During the
Development Stage at Beginning
of Period                                  (96,521)       (96,521)            --
                                       -----------    -----------    -----------

Deficit Accumulated During the
Development Stage at End
of Period                              $  (107,806)   $  (119,306)   $  (119,306)
                                       ===========    ===========    ===========

Net Deficit per Share -- Basic         $     (0.04)   $     (0.04)
Net Deficit per Share -- Diluted       $     (0.04)   $     (0.04)

Shares Used in Per Calculation:
 Basic                                   2,659,720      2,659,720
 Diluted                                 2,659,720      2,659,720

See notes to financial statements.

                                LRS CAPITAL, INC.
                      (A COMPANY IN THE EXPLORATION STAGE)
              STATEMENT OF CASH FLOWS DURING THE EXPLORATION STAGE

                                                   SIX MONTHS      INCEPTION
                                                      ENDED           TO
                                                  JUNE 30, 2001  JUNE 30, 2001
                                                  -------------  -------------
CASH FLOWS FROM
OPERATING ACTIVITIES:
    Net Deficit                                     $ (22,785)    $(119,306)
    Adjustments to Reconcile Net Deficit to Cash
      Provided by (Used in) Operations:
       Office                                                         2,700
       Prepaid Expenses                                    96            --
       Accounts Payable                               (16,144)        2,729
       Accrued obligation to
         Wolfranium Corporation                         7,332        18,535
                                                    ---------     ---------

NET CASH (USED) BY
  OPERATING ACTIVITIES                                (31,501)      (95,342)

CASH FLOWS FROM FINANCING ACTIVITIES:
   Due to Related Parties                              39,309        72,261
   Issuance of Common Stock                               700        35,990
                                                    ---------     ---------

NET CASH (USED) BY
 FINANCING ACTIVITIES                                  40,009       108,251
                                                    ---------     ---------

NET CHANGE IN CASH AND
 CASH EQUIVALENTS                                       8,508        12,909

CASH AND CASH EQUIVALENTS
 AT BEGINNING OF PERIOD                                 4,401            --
                                                    ---------     ---------
CASH AND CASH EQUIVALENTS
 AT END OF PERIOD                                   $  12,908     $  12,908
                                                    =========     =========

SUPPLEMENTARY SCHEDULE
OF NON-CASH OPERATING
AND FINANCING ACTIVITIES

ISSUANCE OF COMMON
SHARES FOR SERVICES                                 $     700     $   4,650
                                                    =========     =========


See notes to financial statements.

                          NOTES TO FINANCIAL STATEMENTS
                                  June 30, 2001
                                   (Unaudited)

1.       GENERAL

The accompanying unaudited consolidated financial statements have been prepared in conformity with the accounting principles stated in the audited financial statements for the year ended December 31, 2000 and reflect all adjustments which are, in the opinion of management, necessary for a fair statement of the financial position as of June 30, 2001 and the results of operations for the periods presented. These statements have not been audited by the Company's independent certified public accountants. The operating results for the interim periods are not necessarily indicative of results for the full fiscal year.

The notes to consolidated financial statements appearing in the Company's Annual Report as filed on SEC Form SB-2 for the years ended December 31, 2000, 1999 and 1998 should be read in conjunction with this Quarterly Report on Form 10-QSB.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS
        OR PLAN OF OPERATION

FORWARD LOOKING STATEMENTS

When used in this Form 10QSB and in future filings by LRS Capital, Inc. with the Securities and Exchange Commission, the words or phrases "will likely result," "management expects," or "we expect," "will continue," "is anticipated," "estimated," or similar expression or use of the future tense, are intended to identify forward looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Readers are cautioned not to place undue reliance on any such forward-looking statements, each of which speak only as of the date made. These statements are subject to risks and uncertainties, some of which are described below and others are described in other parts of this Form 10QSB. Actual results may differ materially from historical earnings and those presently anticipated or projected. We have no obligation to publicly release the result of any revisions that may be made to any forward-looking statements to reflect anticipated events or circumstances occurring after the date of such statements.

BUSINESS

LRS Capital, Inc. is an exploration stage company with no current business operations. The Company was incorporated in the state of Delaware on October 7, 1998 under the name LRS Group Incorporated. On October 15, 1998, the name of the corporation was changed to LRS Capital, Inc. We are engaged in the identification, acquisition and exploration of mining prospects with tungsten bearing mineralization.

Our common stock is not traded in any market or electronic medium. We intend to seek inclusion in the Over-the-Counter Bulletin Board and are in the process of implementing steps to that end. There can be no assurance given that the common stock will be traded in any public market. Moreover, if our common stock is traded, there can be no assurance given that there will be active trades in the security or at all. Therefore, holders of our common stock may not be able to sell it from time to time or possibly not at all.

We currently do not have capital to implement our business plan and must obtain funding. If we do not receive funding, we will have to discontinue our operations. To fund our operations, we are seeking to raise approximately $950,000 (net of an estimated $50,000 in offering expenses) through a private placement of our common stock. We currently have 2,659,720 shares outstanding. We have filed a form SB-2 with the Securities and Exchange Commission to register for sale up to 8,000,000 additional shares of our common stock at an offering price of $0.125 per share. These shares have not been underwritten and will be offered for sale by current officers, directors and shareholders. We may sale any amount of shares through this offering up to a maximum of 8,000,000 shares. Any investment in our common stock involves a high degree of risk. We may not be successful in raising any funds through this offering.

Even if the offering is successful we will need additional funding in the future to continue our operations. We intend to seek either debt or equity capital or both. Until such time as we have adequate funding, some of our stockholders, officers and directors have committed to advance the operating expenses of the company. We intend to keep our expenses to a minimum until such time as we obtain adequate capital in order to implement our business plan.

We have no commitments for funding from any unrelated parties or any other agreements that will provide us with adequate working capital. We cannot give any assurance that we will locate any funding or enter into any agreements that will provide the required operating capital to fund our operations.

BUSINESS STRATEGY

We are engaged in the identification, acquisition, and exploration of mining prospects with tungsten mineralization located in the Western United States. Currently, our main goal is the search and exploration for a commercially viable mineralization of tungsten that could be the basis from which we might produce revenues. Investors in our common stock should be reminded that most prospects do not yield positive economic returns. Therefore, an investment in our common stock contains a high degree of risk, and is likely to result in a complete loss.

We currently have the rights to prospect a location known as the Pilot Mountain Project (See "Products"). We intend to conduct an exploration program to determine whether or not the prospect is viable for tungsten mining. We intend to pursue an exploration program consisting of geological mapping, geophysical and geochemical surveys, sampling, diamond drilling and metallurgical studies to determine the economic potential of the prospect. If these aspects of the exploration program provide favorable results, we will conduct a study on the economic viability of this prospect. We cannot give any assurances that this program will have any positive affects in reaching our goal of extracting any tungsten or any other mineral that might produce revenue for us.

Scheelite and powellite, both tungsten-bearing minerals are known to occur in the prospect. At the onset, we intend to perform basic foot prospecting which will be carried out on the site in an attempt to locate any surface evidence of any potentially important mineralization that might contain tungsten. Often, base and strategic minerals are associated with an iron sulphide mineral which, when it oxidizes at the surface, gives rise to "rusty" zones. We intend to sample these zones to gain some insight into the importance of the tungsten levels and determine if a full-scale exploration program on the site is economically feasible. Because scheelite and powellite have unique optical properties in that they fluoresce under ultraviolet light, it is our intent to include an ultraviolet or a "blacklight" survey at night as part of our exploration program on this prospect.

We, therefore, plan to carry out our exploration consisting essentially of surface geological mapping, ground geophysical and soil geochemical surveys and detailed surface sampling where evidence of tungsten mineralization is noted. If prior historical underground evidence of the prospect is accessible, systematic sampling of the workings will be carried out. If the workings are found to be inaccessible by virtue of "caving" or "flooding", a determination will be made at that time as to whether a de-watering or rehabilitation of the prospect would be justifiable. If we are successful in obtaining a favorable result from our initial exploration work, we intend to initiate a process of drilling to further evaluate the site. If a significant mineralized deposit is indicated by the results from the drilling, we anticipate conducting additional metallurgical test work to determine whether further consideration should be given to undertaking feasibility evaluations.

We entered into an agreement with Wolfranium Corporation Inc. (a mineral exploration company), which owns paper-based data of geological exploration on approximately 1,500 mineral prospects, the majority of which are located in the United States. The agreement was assigned on March 28, 2001 to Platoro West Incorporated ("Platoro"). The database was compiled in the 1950 through 1970 period, and contains exploration reports, metallurgical studies and feasibility documents. Based on the experience of management of Wolfranium (and now Platoro) and review of a number of the prospects covered by the data, the materials are believed to still have valuable, useful information. We contracted with Wolfranium (now Platoro) to locate an initial mining prospect with reports of viable tungsten mineralization and to locate additional prospects in the future.

After identification of a potential prospect, we intend to acquire the right to explore it. This is accomplished by staking a claim that is a process and/or a registration with state and federal officials that give us the right to the minerals in the land. If necessary, additional prospects will be identified and evaluated in a similar manner.

Once we have acquired the right to explore for mineral deposits on specific prospects, we will perform exploratory activities. In addition to these activities, we intend to contract with independent laboratories, sampling companies and other geological and environmental consultants to update existing or producing the necessary exploration reports. The results of the prospecting information and the exploration reports will be compiled to determine if feasibility studies should be commenced. We consider that these activities of exploration and assessment will determine what possibility exists in the prospects and will be used to evaluate what further actions must be taken in the further commercialization of a prospect, if any. Claims that are not considered viable will not be renewed with appropriate federal and state authorities.

The purpose of our exploratory process is to identify what minerals are present in a prospect and the tonnage and grade levels; further it is to determine whether or not to expand drilling to see if the mineralizations are sufficient to support a profitable reserve. A reserve is that part of a mineral deposit which could be economically extracted or produced at the time of reserve determination. The exploratory process is also used to indicate which recovery method and the recovery cost estimate versus revenue estimates. We cannot give any assurances that we will be successful in reaching our desired goals of locating any profitable mineral deposits.

PRODUCTS

We consider tungsten as an important industrial mineral. It has many uses in the modern industrialized world. When it is used with certain other metals, it has provided strength and a wear resistance for various kinds of tools used in construction, mining and medal working. Tungsten is used in many household products such as light bulbs, television sets and magetrons for microwave ovens. Tungsten is also being used in munitions, such as bullets, because of its strength and it being environmentally superior to lead or uranium.

We are focusing on locating tungsten mineralization because of its many uses in industry and the military. We believe that there will be some increase in demand in the near term. We also believe that demand will not necessarily be met from current sources, which would require alternative sources of tungsten to the current primary sources which are primarily located in the Peoples Republic of China.

We have acquired a 100% interest in the tungsten project known as Pilot Mountain in west-central Nevada. Our interest is the filing of mining stakes that allows us to explore the prospect. The mining stakes prevent others from exploring the land subject to the stakes for mineralization. The prospect consists of 30 un-patented claims located in Mineral County, approximately 45 miles west-northwest of Tonopah. The claims have been staked and recorded for us by Wolfranium.

The Pilot Mountain Project encompasses the historical workings of the Desert Scheelite, Gunmetal, Garnet and Good Hope mines, all of which are former tungsten producers. We can make no assurances that we will be successful in this prospect.

COMPETITION

We expect to compete with numerous junior mining and exploration companies to identify and acquire claims with potential tungsten composites. We believe that our mine staking contract for the identification of claims from a large database of previously explored prospects gives us a competitive advantage over many other junior mining and exploration companies. We believe the existence of the prior studies of mining prospects will help us identify prospects more likely to have the mineralization we are seeking in a more cost efficient manner than if we searched for prospects using publicly available data, hiring geologists to make initial surveys and conducting other mineral identification and exploratory activities to identify prospects on which to stake claims. Moreover, we believe having the specific data will aid our efforts when we begin our exploratory efforts in respect of a particular prospect, however we cannot assure you that we will be successful in locating any prospect which will be beneficial to us our investors.

We also expect to compete in the market for the hiring of appropriate geological and environmental experts to assist with exploration, feasibility studies and obtaining mining patents. In the future, we expect to compete for consultants, employees and equipment. Most of our current competitors have, and our future competitors are expected to have, greater financial assets and more qualified staff. Therefore, we anticipate that our ability to compete will depend on our operating capital which will directly influence our ability to hire and retain qualified personnel and consultants.

GOVERNMENT REGULATION

We will be subject to regulation by numerous federal and state governmental authorities. The most significant of these authorities will be the Federal Environmental Protection Agency, the Bureau of Land Management and comparable state agencies. Currently, we have not been required to have any significant expenditures to be in compliance with environmental laws as we are not exploring, developing or operating any mining prospects. Under the current circumstances the estimated cost of compliance with these laws during the staking and exploratory stages is not considered significant. If we fail to comply with these laws, we will be subject to possible fines, many of which are considerable in amount.

At present, we and/or our agents must only comply with the annual staking and patent maintenance requirements of the State of Nevada and the United States Bureau of Land Management.

FINANCIAL CONDITION AND CHANGES IN FINANCIAL CONDITION

OVERALL OPERATING RESULTS:

We had no revenues for the quarter ended June 30, 2001 or since our inception.

Operating expenses for the quarter ended June 30, 2001 were $11,300. We incurred $8,000 for legal and accounting services rendered in connection with the filing of Form SB-2 with the Securities and Exchange Commission. Expenses for mineral rights were $2,600. Other operating expenses amounted to $700 and were incurred for supplies and stock transfer agent fees

For the six months ended June 30, 2001 our total operating expenses were $22,800 and were incurred primarily for legal and accounting fees and mineral rights.

We have incurred a cumulative net loss since inception of $109,300.

LIQUIDITY AND CAPITAL RESOURCES:

We currently have no working capital with which we can fund our future operations. We have been reliant on loans from related parties to fund operations to date. We cannot assure you that we will be able to continue our operations without adequate funding. As of June 30, 2001 our only asset was $12,900 in cash. Our total liabilities were $93,500, which includes $2,700 in accounts payable and $72,300 in short-term notes payable to related parties. In addition, we have a liability of $18,500 to Wolfranium Corporation, Inc. ("WCI") which represents our accrued obligations to them under the terms of an agreement dated May 6, 1999 under which they will locate, stake out and record not less than 20 and not more than 40 mining claims for us. On March 28, 2001, we were notified that the agreement with WCI was fully assigned to Platoro West, Incorporated. If we default under the contract, the remedy specified in the contract is that we will transfer and convey to Platoro all of our rights, title and interest in and to the mining claims and to all the mineral resources located therein to which the contract relates. In addition, in such default, Platoro will retain all amounts previously paid to it and retain all shares previously issued to it under the contract. At June 30, 2001, we believe that we have met all of our past obligations to WCI and Platoro.

Total stockholders' deficit at June 30, 2001 was $80,600.

PLAN OF OPERATION

We intend to seek capital to fund our operations through a private placement of our securities. We may also seek acquisition or merger opportunities with operating companies. We estimate that we will need approximately $1,000,000 to fund our operations and implement our business plan during the first year. As such, we have registered 8,000,000 shares of our common stock with the Securities and Exchange Commission which we anticipate offering through a private placement at $0.125 per share (See "BUSINESS"). We have no financing commitments or acquisition arrangements or prospects at this time.

We believe that we will require additional financing in the future for the funding of expansion. We cannot assure you that we will be successful in raising any of the capital needed to fund our operations.

We anticipate generating sufficient revenues with which we will be able to cover exploration costs. To the extent our revenues exceed exploration costs, we will use these funds for business expansion. Mining operations contain a high degree of risk and we may not locate a profitable prospect or any prospect that contains enough minerals that would warrant further exploration

EMPLOYEES

We currently have one full time employee. We expect to hire consultants and independent contractors who specialize in mining operations during the early stages of implementing our business plan.

DESCRIPTION OF PROPERTIES

Our executive office is located at 141 Adelaide Street West, Suite 1004, Toronto, Ontario, Canada. At this location, we share an undesignated amount of space with another entity. Currently, the landlord and primary tenant are not charging us any rent. If we become obligated to pay rent at this location or obtain rental space, we believe that space is readily available at market rates that we would be able to afford after the financing. Any office space outside of our current arrangement is dependent upon obtaining adequate financing.

NEW ACCOUNTING PRONOUNCEMENTS

We have adopted FASB Statement 128. It is not expected that we will be impacted by other recently issued standards. FASB Statement 128 presents new standards for computing and presenting earnings per share (EPS). The Statement is effective for financial statements for both interim and annual periods ending after December 15, 1997.

FASB Statement 131 presents news standards for disclosures about segment reporting. We do not believe that this accounting standard applies to us as all of our operations are integrated for financial reporting and decision-making purposes.

INFLATION

The Company's results of operations have not been affected by inflation and management does not expect inflation to have a significant effect on its operations in the future.

                            PART II OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

None

ITEM 2. CHANGES IN SECURITIES

None

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None

ITEM 5. OTHER INFORMATION

On April 19, 2001 we issued 5,000 shares of our common stock to Platoro West Incorporated as a part of our agreement.

On June 27, 2001 Mr. Wagman resigned from our Board of Directors to pursue other business interests. We have not found a replacement as of the date of this filing.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

None

                                   SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                   (Registrant) LRS CAPITAL, INC.
                                                By /s/ Mitchell Geisler
                                                   --------------------
                                                Mitchell Geisler, President and
                                                Chairman of the Board

                                   Date         August 14, 2001

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

                                                By /s/ Mitchell Geisler
                                                   --------------------
                                                Mitchell Geisler, President and
                                                Chairman of the Board

                                   Date         August 14, 2001