Form 10QSB
period 2001-09-30
GL ENERGY & EXPLORATION INC
filed 2001-11-13
CIK 1122771

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                   FORM 10-QSB

                QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                For the Quarterly Period ended September 30, 2001

                        Commission File Number 000-31032

                         GL ENERGY AND EXPLORATION, INC.
                          (formerly LRS Capital, Inc.)
               (Exact name of registrant as specified in charter)

               Delaware                                        52-52190362
              ----------                                      -------------
   (State or other jurisdiction of                          (I.R.S. Employer
    incorporation or organization)                         Identification No.)

141 ADELAIDE STREET WEST, STE 1004, TORONTO, ONTARIO             M5H 3L5
------------------------------------------------------           -------
     (Address of principal executive offices)                  (Zip Code)

Registrant's telephone number, including area code      (416) 777-0477 Ext.227
                                                        ----------------------

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No __

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: As of October 31, 2001, the Company had outstanding 3,251,000 shares of its common stock, par value $0.001.

                                TABLE OF CONTENTS

 ITEM NUMBER AND CAPTION                                               PAGE

 PART I

   ITEM 1.   FINANCIAL STATEMENTS                                        3
   ITEM 2.   MANAGEMENT'S DISCUSSION AND PLAN OF OPERATIONS              7

 PART II

   ITEM 1.   LEGAL PROCEEDINGS                                           10
   ITEM 2.   CHANGES IN SECURITIES                                       10
   ITEM 3.   DEFAULTS UPON SENIOR SECURITIES                             10
   ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS         10
   ITEM 5.   OTHER INFORMATION                                           10
   ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K                            10

ITEM 1. FINANCIAL STATEMENTS


                         GL Energy and Exploration, Inc.
                          (formerly LRS Capital, Inc.)
                      (A Company in the Exploration Stage)
                                  BALANCE SHEET

                                                  Unaudited          Audited
                                                September 30,     December 31,
                                                     2001             2000
                                                -------------     ------------
ASSETS
 Current Assets
  Cash and Cash Equivalents                     $      66,532     $      4,401
  Prepaid Expenses                                          -               96
                                                -------------     ------------
TOTAL ASSETS                                    $      66,532     $      4,497
                                                -------------     ------------
LIABILITIES AND SHAREHOLDERS' EQUITY
 Current Liabilities
  Accounts Payable                              $       (180)     $     18,873
  Accrued Obligation to Platoro West
    Incorporated                                       17,201           11,203
  Due to Related Parties                               67,261           32,952
                                                -------------     ------------
Total Liabilities                                      84,282           63,028
                                                -------------     ------------
Shareholders' Equity
 Preferred Stock - $0.001 par value;
   5,000,000 shares authorized,
   no shares issued and outstanding                         -                -
 Common Stock - $0.001 par value;
   50,000,000 shares authorized,
   3,251,000 and 2,654,720 shares
   outstanding at September 30, 2001
   and December 31, 2000                                3,251            2,655
 Additional Paid-in Capital                           109,639           35,335
 Deficit Accumulated during the
   Exploration Stage                                (130,640)         (96,521)
                                                -------------     ------------
Total Shareholders' Equity                           (17,750)         (58,531)
                                                -------------     ------------
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY      $      66,532     $      4,497
                                                =============     ============


See notes to financial statements.


                         GL Energy and Exploration, Inc.
                          (formerly LRS Capital, Inc.)
                      (A Company in the Exploration Stage)
           STATEMENT OF OPERATIONS AND DEFICIT ACCUMULATED DURING THE
                               EXPLORATION STAGE




                                              Unaudited               Unaudited              Unaudited
                                             Three Months            Nine Months             Inception
                                                Ended                   Ended                    To
                                          September 30, 2001      September 30, 2001     September 30, 2001
                                          ------------------      ------------------     ------------------
Net Revenues                                 $          -            $          -           $          -
Cost of Revenues                                        -                       -                      -
                                          ------------------      ------------------     ------------------
Gross Profit                                            -                       -                      -

General and Administrative Expenses
 Mineral Rights                                     6,966                  14,494                 56,322
 Taxes                                                  -                       -                    380
 Legal and Accounting                               2,692                  15,933                 59,031
 Transfer Agent                                     1,210                   2,620                  5,500
 Office                                               300                     900                  3,600
 Compensation                                           -                       -                  3,800
 Organization                                         142                     142                  1,626
 Miscellaneous                                         24                      30                    381
                                          ------------------      ------------------     ------------------
Total Expenses                                     11,334                  34,119                130,640
                                          ------------------      ------------------     ------------------
(Deficit) from Operations                        (11,334)                (34,119)              (130,640)
                                          ------------------      ------------------     ------------------
Net (Deficit)                                    (11,334)                (34,119)              (130,640)

Deficit Accumulated During the
Exploration Stage at Beginning
of Period                                        (96,521)                (96,521)                      -
                                          ------------------      ------------------     ------------------
Deficit Accumulated During the
Exploration Stage at End
of Period                                    $  (107,855)            $  (130,640)           $  (130,640)
                                          ==================      ==================     ==================

Net Deficit per Share - Basic                $     (0.04)            $     (0.04)           $     (0.05)
Net Deficit per Share - Diluted              $     (0.04)            $     (0.04)           $     (0.05)

Shares Used in Per Calculation:
 Basic                                          3,053,907               2,791,116
 Diluted                                        3,053,907               2,791,116


See notes to financial statements.




                         GL Energy and Exploration, Inc.
                          (formerly LRS Capital, Inc.)
                      (A Company in the Exploration Stage)
              STATEMENT OF CASH FLOWS DURING THE EXPLORATION STAGE

                                                       Unaudited               Unaudited
                                                      Nine Months              Inception
                                                         ended                    To
                                                  September 30, 2001      September 30, 2001
                                                  ------------------      ------------------
CASH FLOWS FROM
OPERATING ACTIVITIES:
    Net Deficit                                      $   (34,119)            $  (130,640)
    Adjustments to Reconcile Net Deficit to
      Cash Provided by (Used in) Operations:
       Office                                                   -                   2,700
       Prepaid Expenses                                        96                       -
       Accounts Payable                                  (19,052)                   (179)
       Accrued obligation to
         Platoro West Incorporated                          5,998                  17,201
                                                  ------------------      ------------------
NET CASH (USED) BY
  OPERATING ACTIVITIES                                   (47,077)               (110,918)
                                                  ------------------      ------------------
CASH FLOWS FROM FINANCING ACTIVITIES:
   Due to Related Parties                                  34,309                  67,261
   Issuance of Common Stock                                74,900                 110,190
                                                  ------------------      ------------------
NET CASH (USED) BY
 FINANCING ACTIVITIES                                     109,209                 177,451
                                                  ------------------      ------------------
NET CHANGE IN CASH AND
 CASH EQUIVALENTS                                          62,132                  66,532

CASH AND CASH EQUIVALENTS
 AT BEGINNING OF PERIOD                                     4,401                       -

CASH AND CASH EQUIVALENTS
 AT END OF PERIOD                                    $     66,532            $     66,532
                                                  ==================      ==================
SUPPLEMENTARY SCHEDULE
OF NON-CASH OPERATING
AND FINANCING ACTIVITIES

ISSUANCE OF COMMON
SHARES FOR SERVICES                                  $        700            $      4,650
                                                  ==================      ==================

See notes to financial statements.


                          NOTES TO FINANCIAL STATEMENTS
                               September 30, 2001
                                   (Unaudited)

1.       GENERAL

The accompanying unaudited consolidated financial statements have been prepared in conformity with the accounting principles stated in the audited financial statements for the year ended December 31, 2000 and reflect all adjustments which are, in the opinion of management, necessary for a fair statement of the financial position as of September 30, 2001 and the results of operations for the periods presented. These statements have not been audited by the Company's independent certified public accountants. The operating results for the interim periods are not necessarily indicative of results for the full fiscal year.

To the Board of Directors
GL Energy and Exploration, Inc.
Toronto, Ontario, CANADA

We have reviewed the balance sheet of GL Energy and Exploration, Inc. (an exploration stage company) as of September 30, 2001 and the related statements of operations and cash flows for the nine months ended September 30, 2001 and the cumulative amounts from October 7, 1998 (inception) to September 30, 2001. These statements are the responsibility of management.

We conducted our reviews in accordance with standards established by the American Institute of Certified Public Accountants. A review of interim financial information consists principally of obtaining an understanding of the system for the preparation of interim financial information, applying analytical procedures to financial data and making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit conducted in accordance with generally accepted auditing standards, the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

Based on our review, we are not aware of any material modifications that should be made to the aforementioned financial statements for them to be in conformity with generally accepted accounting principles.

The accompanying financial statements have been presented assuming that the Company will continue as a going concern. The Company has not established source of revenue and this raises substantial doubt about its ability to continue as a going concern. The financial statements do not include any adjustments that might result from outcome of this uncertainty.


/s/ Simon Krowitz Bolin & Associates, P.A.

Rockville, Maryland
November 12, 2001


The notes to consolidated financial statements appearing in the Company's Annual Report as filed on SEC Form SB-2 for the years ended December 31, 2000, 1999 and 1998 should be read in conjunction with this Quarterly Report on Form 10-QSB.

2.         ISSUANCE OF COMMON STOCK

In August 2001, the Company sold 591,280 shares of its common stock at $0.125 per share. Total net proceeds to the Company were $73,910.

3.         SUBSEQUENT EVENTS

On October 10, 2001, the Company changed its name to GL Energy and Exploration, Inc. from LRS Capital, Inc. On the same date, the Company increased its authorized capital to 55,000,000 shares of which 5,000,000 shares were designated as preferred stock and 50,000,000 shares were designated as common stock. Prior to this change the Company had authorized capital of 15,000,000 shares all of which were designated as common stock. The current outstanding shares of common stock and the rights of the common stock were not altered.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS
               OR PLAN OF OPERATION

Forward Looking Statements

When used in this Form 10QSB and in future filings by GL Energy and Exploration, Inc. with the Securities and Exchange Commission, the words or phrases "will likely result," "management expects," or we expect," "will continue," "is anticipated," "estimated," or similar expression or use of the future tense, are intended to identify forward looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Readers are cautioned not to place undue reliance on any such forward-looking statements, each of which speak only as of the date made. These statements are subject to risks and uncertainties, some of which are described below and others are described in other parts of this Form 10QSB. Actual results may differ materially from historical earnings and those presently anticipated or projected. We have no obligation to publicly release the result of any revisions that may be made to any forward-looking statements to reflect anticipated events or circumstances occurring after the date of such statements.

Business

GL Energy and Exploration, Inc. is an exploration stage company that seeks to begin exploration of its tungsten mine. The Company was incorporated in the state of Delaware on October 7, 1998 under the name LRS Group Incorporated. On October 15, 1998, the name of the corporation was changed to LRS Capital, Inc. On October 10, 2001 the name of the corporation was changed to GL Energy and Exploration, Inc.

Our common stock recently began trading on the Over-the-Counter Bulletin Board under the stock symbol "GLEE". There has been minimum trading activity in our common stock. Moreover, if our common stock is traded, there can be no assurance given that there will be active trades in the security. Therefore, holders of our common stock may not be able to sell it from time to time or possibly not at all.

We currently do not have adequate capital to implement our business plan and must obtain funding. If we do not receive funding, we will have to discontinue our operations (See "Liquidity and Capital Resources").

We are engaged in the exploration of mining prospects with tungsten mineralization located in the Western United States. Our business objective is to locate mining prospects that will produce commercially viable tungsten deposits, which we intend to be the basis for revenue production. Investors in our common stock should note that most mining prospects do not yield positive economic returns. Therefore, an investment in our common stock contains a high degree of risk, which could result in a complete loss of their investment.

We consider tungsten to be an important industrial mineral. It has many uses in the industrialized world. When used with certain other metals, it provides strength and a wear resistance for various kinds of tools used in construction, mining and medal working. Tungsten is used in many household products such as light bulbs, television sets and magetrons for microwave ovens. Tungsten is also being used in munitions, such as bullets, because of its strength and it being environmentally superior to lead or uranium.

We have acquired a 100% interest in a tungsten project known as Pilot Mountain in west-central Nevada. We intend to conduct an exploration program to determine whether or not the prospect is viable for tungsten mining. We intend to pursue an exploration program consisting of geological mapping, geophysical and geochemical surveys, sampling, diamond drilling and metallurgical studies to determine the economic potential of the prospect. If these aspects of the exploration program provide favorable results, we will conduct a study on the economic viability of this prospect. We cannot give any assurances that this program will have any positive affects in reaching our goal of extracting any tungsten or any other mineral that might produce revenue for us.

We expect to compete with numerous mining and exploration companies, many of which have far greater capital resources than we have, to identify and acquire claims with potential tungsten composites. We can give no assurance that we will be able to be competitive in this market.

We will also be subject to regulation by numerous federal and state governmental authorities. The most significant of these authorities will be the Federal Environmental Protection Agency, the Bureau of Land Management and comparable state agencies. If we fail to comply with any of the laws established by these agencies, we will be subject to possible fines, many of which could be considerable in amount.

Financial Condition and Changes in Financial Condition

Overall Operating Results:

We had no revenues for the quarter ended September 30, 2001 or since our inception.

Operating expenses for the quarter ended September 30, 2001 were $11,300. We incurred $2,700 for legal and accounting services rendered in connection with our compliance filings with the Securities and Exchange Commission. Expenses for mineral rights were $7,000. Other operating expenses amounted to $1,600 and were incurred for supplies and stock transfer agent fees

For the nine months ended September 30, 2001 our total operating expenses were $34,100 and were incurred primarily for legal and accounting fees and mineral rights.

We have incurred a cumulative net loss since inception of $130,600.

Liquidity and Capital Resources:

We currently have minimum working capital with which we can fund our future operations. We must obtain adequate funding in order to implement our business plan. If we do not receive funding, we will have to discontinue our operations. To fund our mining operations, we are seeking to raise approximately $950,000 (net of an estimated $50,000 in offering expenses) through a private placement of our common stock. We registered with the Securities and Exchange Commission 8,000,000 additional shares of our common stock at an offering price of $0.125 per share. These shares have not been underwritten and will be offered for sale by current officers, directors and shareholders. We may sell any amount of shares through this offering up to a maximum of 8,000,000 shares. Any investment in our common stock involves a high degree of risk. We may not be successful in raising adequate funds through this offering to continue operations.

We have been reliant on loans from related parties to fund operations through August 2001. In August 2001, we sold 591,280 shares of the aforementioned registered shares of our common stock to several investors. The total net proceeds from the sales were $73,910.

Even if the offering is successful, we will need additional funding in the future to continue our operations. We intend to seek either debt or equity capital or both. We have no commitments for funding from any unrelated parties or any other agreements that will provide us with adequate working capital. We cannot give any assurance that we will locate any funding or enter into any agreements that will provide the required operating capital to fund our operations.

As of September 30, 2001 our only asset was $66,500 in cash. Our total liabilities were $84,300, which includes $67,300 in short-term notes payable to related parties. In addition, we have a liability of $17,200 to Platoro West, Incorporated, which represents our accrued obligations to them under the terms of an agreement dated May 6, 1999 under which they will locate, stake out and record not less than 20 and not more than 40 mining claims for us. If we default under the contract, the remedy specified in the contract is that we will transfer and convey to Platoro all of our rights, title and interest in and to the mining claims and to all the mineral resources located therein to which the contract relates. In addition, in such default, Platoro will retain all amounts previously paid to it and retain all shares previously issued to it under the contract. At September 30, 2001, we believe that we have met all of our obligations to Platoro.

Total stockholders' deficit at September 30, 2001 was $17,800.

We anticipate generating sufficient revenues with which we will be able to cover exploration costs. To the extent our revenues exceed exploration costs, we will use these funds for business expansion. Mining operations contain a high degree of risk and we may not locate a profitable prospect or any prospect that contains enough minerals that would warrant further exploration

Employees

We currently have one part time employee. We expect to hire consultants and independent contractors who specialize in mining operations during the early stages of implementing our business plan.

Description of Properties

Our executive office is located at 141 Adelaide Street West, Suite 1004, Toronto, Ontario, Canada. At this location, we share an undesignated amount of space with another entity. Currently, the landlord and primary tenant are not charging us any rent. Any costs of this office are considered immaterial to the financial statements and accordingly are not reflected therein.

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

None

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

On October 10, 2001, the Company received the consents from all the shareholders of the Company pursuant to the General Corporation Law of Delaware, Section 228, authorizing a change of the Company's name to GL Energy and Exploration, Inc. from LRS Capital, Inc. and increasing the number of authorized shares to 55,000,000 shares of which 5,000,000 shares were designated as preferred stock and 50,000,000 shares were designated as common stock.

ITEM 5. OTHER INFORMATION

None

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

Exhibit Number                        Name of Exhibit
--------------                        ---------------
   15.01                    Letter on unaudited interim financial
                            information (Filed herewith)

b. Reports on Form 8-K

We filed a current report with the Securities and Exchange Commission on Form 8-K on October 24, 2001 reporting the following:

On October 10, 2001, LRS Capital, Inc. received the consents from all the shareholders of the Company pursuant to the General Corporation Law of Delaware authorizing two changes to the current certificate of incorporation. The Company changed its name to GL Energy and Exploration, Inc. from LRS Capital, Inc. On the same date, the Company increased its authorized capital to 55,000,000 shares of which 5,000,000 shares were designated as preferred stock and 50,000,000 shares were designated as common stock. Prior to this change the Company had authorized capital of 15,000,000 shares all of which were designated as common stock. The current outstanding shares of common stock and the rights of the common stock were not altered.

                                   Signatures

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                            (Registrant) GL ENERGY AND EXPLORATION, INC.
                                         By /s/ Mitchell Geisler
                                           ---------------------
                                         Mitchell Geisler, President and
                                         Chairman of the Board

                            Date         November 13, 2001

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

                                         By /s/ Mitchell Geisler
                                           ---------------------
                                         Mitchell Geisler, President and
                                         Chairman of the Board

                            Date         November 13, 2001

Table of Exhibits

Exhibit Number                       Name of Exhibit
--------------                       ---------------
   15.01                  Letter on unaudited interim financial
                          information (Filed herewith)