Form 10KSB
period 2001-12-31
GL ENERGY & EXPLORATION INC
filed 2002-03-22
CIK 1122771

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                   FORM 10-KSB

                 ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                   FOR THE FISCAL YEAR ENDED DECEMBER 31, 2001
                        COMMISSION FILE NUMBER 000-31032

                         GL ENERGY AND EXPLORATION, INC.
                ------------------------------------------------
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

Registrant's telephone number, including area code     (416) 777-0477 Ext. 227
                                                       -----------------------

Securities registered pursuant to section 12(b) of the Act:

   Title of Class                Name of each exchange on which registered
       NONE                                         NONE

           Securities registered pursuant to section 12(g) of the Act:
                                      None
                                      ----

                                (Title of Class)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy of information statements incorporated by reference in Part 10-KSB or any amendment to this Form 10-KSB. {X}

State issuer's revenues for its most recent fiscal year: $0.

State the aggregate market value of the voting stock held by non-affiliates computed by reference to the price at which the stock was sold, or the average bid and asked prices of such stock as of a specified date within the past 60 days: There have been no trades in the common stock in the last 60 days. Based on the average sales price of the common stock issued during the offering, as of March 18, 2002, the aggregate market price of the voting stock held by non-affiliates was approximately $404,843.

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: As of March 18, 2002, the Company had outstanding 11,334,753 shares of its common stock, par value $0.001.

                           TABLE OF CONTENTS

   ITEM NUMBER AND CAPTION                                               PAGE
   -----------------------                                               ----

   PART I

     ITEM 1.    DESCRIPTION OF BUSINESS                                    3
     ITEM 2.    DESCRIPTION OF PROPERTY                                    4
     ITEM 3.    LEGAL PROCEEDINGS                                          4
     ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF
                SECURITY HOLDERS                                           4

   PART II

     ITEM 5.    MARKET FOR REGISTRANTS COMMON EQUITY AND
                RELATED STOCKHOLDER MATTERS                                4
     ITEM 6.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                FINANCIAL CONDITION OR PLAN OF OPERATION                   5
     ITEM 7.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA                7
     ITEM 8.    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS
                ON ACCOUNTING AND FINANCIAL DISCLOSURE                    19

   PART III

     ITEM 9.    DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND
                CONTROL PERSONS: COMPLIANCE WITH SECTION 16(a)
                OF THE EXCHANGE ACT                                       20
    ITEM 10.    EXECUTIVE COMPENSATION                                    20
    ITEM 11.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL
                OWNERS AND MANAGEMENT                                     21
    ITEM 12.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS            21
    ITEM 13.    EXHIBITS AND REPORTS ON FORM 8-K                          22

                                     PART I

ITEM 1. DESCRIPTION OF BUSINESS

GENERAL

         GL Energy and Exploration, Inc. was incorporated in the state of Delaware on October 7, 1998 under the name LRS Group Incorporated. On October 15, 1998, the name of the corporation was changed to LRS Capital, Inc. On October 10, 2001 the name of the corporation was changed to GL Energy and Exploration, Inc. GL Energy is an exploration stage company that has acquired certain mining claims.

         In May 1999, the company entered into an agreement with a mineral exploration company, under which they would locate, stake out and record not less than 20 and not more than 40 mining claims within 30 business days of the date of the agreement that the mineral exploration company believes to contain high concentrations of tungsten. The mineral exploration company staked 30 unpatented claims for the company pursuant to this contract and met its staking obligation. The mineral exploration company assigned this agreement on March 28, 2001 to Platoro West Incorporated.

         On October 10, 2001, a company named GL Tungsten, Inc. was formed. GL Tungsten was incorporated in the state of Nevada.

         On October 31, 2001, GL Energy assigned its obligations under its agreement with Platoro and all of its mining operation activities to GL Tungsten. In conjunction with that transfer of obligations, Platoro West agreed to reassign its agreement with GL Energy to GL Tungsten. GL Tungsten is now solely responsible for the mining of tungsten. Along with assigning the agreement to GL Tungsten, Platoro West agreed to cancel the 43,750 shares of common stock of GL Energy and Exploration, which it owned for 60,000 shares of common stock in GL Tungsten.

         On November 19, 2001, GL Tungsten passed a resolution to issue 60,000 shares of its common stock to Platoro West. In addition, GL Tungsten issued 14,940,000 shares of its common stock to GL Energy And Exploration in consideration for $5,000, which was paid by GL Energy to GL Tungsten. The total number of shares of common stock of GL Tungsten issued and outstanding at March 18, 2002 was 15,000,000.

         GL Tungsten is now the primary operating entity and is a 99.6% owned subsidiary of GL Energy. The financial statements of GL Tungsten have been consolidated with GL Energy in the financial statements included elsewhere herein.

         On November 19, 2001, GL Energy declared a stock dividend to its shareholders. The dividend was at the rate of 2.5 additional shares of common stock for each outstanding share. The dividend was payable on December 5, 2001 to record holders as of the close of business on November 23, 2001.


BUSINESS

         We are engaged in the exploration of mining prospects with tungsten mineralization located in the Western United States. We plan to locate mining prospects that will produce commercially viable tungsten deposits. Investors in our common stock should be aware that most mining prospects do not yield positive economic returns. Therefore, an investment in our common stock contains a high degree of risk, which could result in a complete loss of their investment.

         We consider tungsten to be an important industrial mineral. It has many uses in the industrialized world. Some of the more common uses of tungsten include:

         o It is utilized with other metals to provide strength and a wear resistance for various kinds of tools used in construction, mining and medal working.
         o It is used in many household products such as light bulbs, television sets and magetrons for microwave ovens.
         o It is used in munitions, such as bullets, because of its strength and its being environmentally superior to lead or uranium.

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

         We currently do not have adequate capital to fully implement our business plan and must obtain funding. If we do not receive adequate funding, we will have to discontinue our operations (See "Liquidity and Capital Resources").

         We expect to compete with numerous mining and exploration companies, many of which have far greater capital resources than we have. We can give no assurance that we will be able to be competitive in this market.

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


ITEM 2. DESCRIPTION OF PROPERTY

         Our executive office is located at 141 Adelaide Street West, Suite 1004, Toronto, Ontario, Canada. At this location, we share an undesignated amount of space with another entity. Currently, the landlord and primary tenant are not charging us any rent. Any costs of this office are considered immaterial to the financial statements and accordingly are not reflected therein.


Employees

         We currently have two part-time employees, our president and secretary. We expect to hire consultants and independent contractors who specialize in mining operations during the early stages of implementing our business plan.


ITEM 3. LEGAL PROCEEDINGS

         We are not a party to any material legal proceedings, and no material legal proceedings have been threatened by or, to the best of our knowledge, against us.


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


                                    PART II


ITEM 5. MARKET FOR COMMON EQUITY AND RELATED
         STOCKHOLDER MATTERS


MARKET FOR COMMON STOCK

         On April 26, 2001, the Securities and Exchange Commission approved the registration for a public offering of up to 8,000,000 shares of our common stock. The offering lasted 9 months and expired in January 2002. During that time we sold 591,156 (pre-dividend) shares of our common stock. As of March 18, 2002 we have a total of 11,334,753 shares of common stock issued and outstanding.

         The common stock is traded in the over-the-counter market and quoted on OTC EBB under the symbol "GLEE" and quoted in the pink sheets published by the National Quotations Bureau.

RECENT SALES OF UNREGISTERED SECURITIES

None

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION


Forward Looking Statements

         When used in this Form 10-KSB and in future filings by GL Energy and Exploration, Inc. with the Securities and Exchange Commission, the words or phrases "will likely result," "management expects," or we expect," "will continue," "is anticipated," "estimated," or similar expression or use of the future tense, are intended to identify forward looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Readers are cautioned not to place undue reliance on any such forward-looking statements, each of which speak only as of the date made. These statements are subject to risks and uncertainties, some of which are described below and others are described in other parts of this Form 10-KSB. Actual results may differ materially from historical earnings and those presently anticipated or projected. We have no obligation to publicly release the result of any revisions that may be made to any forward-looking statements to reflect anticipated events or circumstances occurring after the date of such statements.

         The financial information set forth in the following discussion should be read with the financial statements of GL Energy and Exploration included elsewhere herein.


Financial Condition and Changes in Financial Condition


Overall Operating Results:

         We had no revenues for the year ended December 31, 2001 or since our inception.

         Operating expenses for the year ended December 31, 2001 were $45,200. We incurred $22,300 for legal and accounting services rendered in connection with our compliance filings and the registration of shares of our common stock with the Securities and Exchange Commission. Expenses for mineral rights were $15,700. Other operating expenses amounted to $7,200 and were incurred for supplies and stock transfer agent fees

         For the year ended December 31, 2000 total operating expenses were $65,000 and were incurred primarily for legal and accounting fees and mineral rights.

         Net operating losses for the 2001 and 2000 fiscal years were $45,200 and $65,000 respectively, and were a result of the aforementioned operating expenses. We have incurred a cumulative net loss since inception of $141,700.


Liquidity and Capital Resources:

         We currently have minimum working capital with which we can fund our future operations. We must obtain adequate funding in order to fully implement our business plan. If we do not receive adequate funding, we will have to discontinue or substantially scale back our operations. To fund our mining operations to date, we sold 591,156 (pre-dividend) shares of our common stock through a private placement in August 2001 and received $73,900 in cash. In addition, we have been reliant on loans from shareholders to fund operations. As of December 31, 2001, 2 shareholders have loaned the company a total of $67,300. These loans are due on December 31, 2002 and bear 10% interest per annum. Interest on these loans has been waived by the shareholders for the year ended December 31, 2001.

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

         As of December 31, 2001 our only asset was $59,100 in cash. Our total liabilities were $87,600, which includes $67,300 in short-term notes payable to shareholders. In addition, GL Tungsten has a liability of $18,400 to Platoro West, Incorporated, which represents our accrued obligations to them under the terms of an agreement dated May 6, 1999 under which they will locate, stake out and record not less than 20 and not more than 40 mining claims for us. Platoro staked out 30 claims under the agreement and has fulfilled its obligation. If we default under the contract, the remedy specified in the contract is that we will transfer and convey to Platoro all of our rights, title and interest in and to the mining claims and to all the mineral resources located therein to which the contract relates. In addition, in such default, Platoro will retain all amounts previously paid to it and retain all shares previously issued to it under the contract (See Note 6 to the audited financial statements included elsewhere herein). At December 31, 2001, we believe that we have met all of our obligations to Platoro.

         Total stockholders' deficit at December 31, 2001 was $28,700.

         We anticipate generating sufficient revenues with which we will be able to cover exploration costs. To the extent our revenues exceed exploration costs, we will use these funds for business expansion. Mining operations contain a high degree of risk and we may not locate a profitable prospect or any prospect that contains enough minerals that would warrant further exploration


New Accounting Pronouncements

         In June 2001, the Financial Accounting Standards Board ("FASB") issued Statements of Financial Accounting Standards No. 141 "Business Combinations" ("SFAS 141") and No. 142 "Goodwill and Other Intangible Assets ("SFAS 142"). The company does not believe that the adoption of these statements will have a material effect on its financial position, results of operations or cash flows.

         In June 2001, the FASB also approved for issuance SFAS 143 "Asset Retirement Obligations." The company will adopt the statement effective no later than January 1, 2003, as required. At this time, the company does not believe that the adoption of this statement will effect its financial position, results of operations or cash flows.

         In October 2001, the FASB also approved SFAS 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." SFAS 144 replaces SFAS 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of." The provisions of Statement 144 are effective for financial statements issued for fiscal years beginning after December 15, 2001, and, generally, are to be applied prospectively. At this time, the company cannot estimate the effect of this statement on its financial position, results of operations or cash flows.


Inflation

         Our results of operations have not been affected by inflation and we do not expect inflation to have a significant effect on our operations in the future.

ITEM 7. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                          INDEX TO FINANCIAL STATEMENTS


                                TABLE OF CONTENTS


                                                                     PAGE
                                                                     ----

Report of Malone & Bailey, PLLC independent accountants               F-2

Report of Simon Krowitz Bolin & Associates, PA                        F-3

Consolidated Balance Sheet for the year ended
December 31, 2001                                                     F-4

Consolidated Statements of Operations for the years
ended December 31, 2001 and December 31, 2000 and
inception to December 31, 2001                                        F-5

Consolidated Statements of Stockholders' Equity
(Deficit) for period from October 7, 1998
(Inception) through December 31, 2001                                 F-6

Consolidated Statements of Cash Flows for the years
ended December 31, 2001 and December 31, 2000 and
inception to December 31, 2001                                        F-7

Notes to Financial Statements                                         F-8

                          INDEPENDENT AUDITORS' REPORT

To the Board of Directors
GL Energy and Exploration, Inc. (formerly LRS Capital, Inc.)
Toronto, Ontario, Canada

We have audited the accompanying consolidated balance sheet of GL Energy and Exploration, Inc. (formerly LRS Capital, Inc.) as of December 31, 2001, and the related consolidated statements of operations, stockholders' equity, and cash flows for the year ended December 31, 2001 and for the period from October 7, 1998 (inception) through December 31, 2001. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit. The financial statements for the period October 7, 1998 (inception) through December 31, 2000, were audited by other auditors whose report dated February 13, 2001, which has been furnished to us, expressed an unqualified opinion on those statements. The financial statements for the period October 7, 1998 (inception) through December 31, 2000, include a net loss of $96,521. Our opinion on the statements of operations, stockholders' equity and cash flows for the period October 7, 1998 through December 31, 2001, insofar as it relates to amounts for prior periods through December 31, 2000, is based solely on the report of other auditors.

We conducted our audit in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, based on our audit and the report of other auditors, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of GL Energy and Exploration, Inc. (formerly LRS Capital, Inc.) as of December 31, 2001, and the results of its operations and its cash flows for the year then ended and for the period from October 7, 1998 (inception) through December 31, 2001, in conformity with accounting principles generally accepted in the United States.


Malone & Bailey, PLLC
www.malone-bailey.com
Houston, Texas



February 22, 2002

                          INDEPENDENT AUDITORS' REPORT

To the Board of Directors
GL Energy and Exploration, Inc. (formerly LRS Capital, Inc.)
Toronto, Ontario, Canada

We have audited the statements of operations, stockholders' equity (deficit), and cash flows for the year then ended December 31, 2000 of GL Energy and Exploration, Inc. (formerly LRS Capital, Inc.). These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements of GL Energy and Exploration, Inc. (formerly LRS Capital, Inc.) referred to above present fairly, in all material respects, the results of its operations and its cash flows for the year then ended December 31, 2000 in conformity with accounting principles generally accepted in the United States.


Simon Krowitz Bolin & Associates, PA
Rockville, Maryland


February 13, 2001

April 24, 2001
  (as to Note 6, paragraph 3)
                                       F-3

                         GL ENERGY AND EXPLORATION, INC.
                          (FORMERLY LRS CAPITAL, INC.)
                          (A DEVELOPMENT STAGE COMPANY)
                           CONSOLIDATED BALANCE SHEET
                                   December 31


                                                                      2001
                                                                   -----------
                                     ASSETS

Cash                                                                $ 59,073
                                                                   ===========

                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Accounts payable                                                  $  1,947
  Accrued obligation to Platoro West, Inc.                            18,423
  Due to shareholder                                                  67,261
                                                                   -----------
    Total current liabilities                                         87,631
                                                                   -----------

Minority interest                                                        176

STOCKHOLDERS' EQUITY (DEFICIT):
  Preferred stock, $.001 par value, 5,000,000 shares
  Authorized, none issued and outstanding                                 -
  Common stock, $.001 par value, 50,000,000 shares
  Authorized, 11,334,753 shares issued and outstanding                11,335
Additional paid in capital                                           101,605
Deficit accumulated during the development stage                    (141,674)
                                                                   -----------
  Total Stockholders' Equity (Deficit)                               (28,734)
                                                                   -----------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)                $ 59,073
                                                                   ===========


              See accompanying summary of accounting policies and
                   notes to consolidated financial statements.


                         GL ENERGY AND EXPLORATION, INC.
                          (FORMERLY LRS CAPITAL, INC.)
                          (A DEVELOPMENT STAGE COMPANY)
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                         For the Years Ended December 31


                                                                                    Inception
                                                                                     through
                                                                                    December 31,
                                                      2001             2000            2001
                                                   -----------      ----------      -----------
Revenues                                            $        -       $       -        $      -
Cost of revenues                                             -               -               -
                                                   -----------      ----------      -----------
Gross margin                                                 -               -               -

General and administrative:
  Mineral rights                                        15,716          17,928           57,544
  Legal and accounting                                  22,306          39,111           65,404
  Compensation                                               -           3,800            3,800
  Transfer agent                                         4,465           2,880            7,345
  Office                                                 1,200           1,200            3,900
  Organization                                           1,287               -            2,771
  Other                                                    253              81              984
                                                   -----------      ----------      -----------
                                                        45,227          65,000          141,748
                                                   -----------      ----------      -----------
Minority interests in losses of subsidiary                 (74)             -               (74)
                                                   -----------      ----------      -----------
Net loss                                            $   45,153       $  65,000        $ 141,674
                                                   ===========      ==========      ===========
Net loss per share:
  Basic and diluted                                 $     0.00       $    0.01
                                                   ===========      ==========
Weighted average shares outstanding:
  Basic and diluted                                 10,092,534       6,500,938
                                                   ===========      ==========

              See accompanying summary of accounting policies and
                   notes to consolidated financial statements.


                         GL ENERGY AND EXPLORATION, INC.
                          (FORMERLY LRS CAPITAL, INC.)
                          (A DEVELOPMENT STAGE COMPANY)
                    CONSOLIDATED STATEMENTS OF STOCKHOLDERS'
              EQUITY (DEFICIT) For the Period from October 7, 1998
                      (Inception) through December 31, 2001


                                                                                       Deficit
                                                                                     accumulated
                                            Common stock             Addition al      during the
                                      ------------------------          paid          development
                                        Shares         Amount        in capital          stage
                                      ----------     ---------      ------------     -------------
Issuance of common stock
  to founders for $200                 3,150,700      $  3,151       $   (2,951)       $       -
Fair value of services
  Performed                                    -             -              300                -

Net loss                                       -             -                -           (1,784)
                                      ----------     ---------      ------------     -------------
Balance,
  December 31, 1998                    3,150,700         3,151           (2,651)          (1,784)
Fair value of services
Performed                                      -             -            1,200                -

Net loss                                       -             -                -          (29,737)
                                      ----------     ---------      ------------     -------------
Balance,
  December 31, 1999                    3,150,700         3,151           (1,451)         (31,521)
Issuance of common stock
  under a service agreement               26,250            26              124                -
Issuance of common stock
  to directors for services              700,000           700            3,300                -
Fair value of services
  Performed                                    -             -            1,200                -
Conversion of amounts due
to shareholder to common
  stock                                5,414,570         5,415           25,525                -

Net loss                                       -             -                -          (65,000)
                                      ----------     ---------      ------------     -------------
Balance,
  December 31, 2000                    9,291,520         9,292           28,698          (96,521)
Issuance of common stock
  under a service agreement               17,500            18               82                -
Fair value of services
  Performed                                    -             -            1,200                -
Sale of common stock                   2,069,043         2,069           71,831                -
Common shares received and
  retired for minority
  interest in GL Tungsten, Inc.          (43,750)          (44)            (206)               -
                                      ----------     ---------      ------------     -------------
Net loss                                       -             -                -          (45,153)
                                      ----------     ---------      ------------     -------------
Balance,
  December 31, 2001                   11,334,753     $  11,335       $  101,605        $(141,674)
                                      ==========     =========      ============     =============

              See accompanying summary of accounting policies and
                   notes to consolidated financial statements.



                         GL ENERGY AND EXPLORATION, INC.
                          (FORMERLY LRS CAPITAL, INC.)
                          (A DEVELOPMENT STAGE COMPANY)
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                         For the Years Ended December 31

                                                                               Inception
                                                                                through
                                                    2001           2000           2001
                                                 ----------     ----------    ------------
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss                                          $(45,153)      $(65,000)     $ (141,674)

Adjustments to reconcile net deficit
  to cash used by operating activities:

Common stock issued for services                       100              -             100
Fair value of services received                      1,200          1,200           3,900
Minority interest                                      (74)                           (74)

Net change in:
  Prepaid expenses                                      96            (96)              -
  Accounts payable                                 (16,926)        17,540           1,947
  Accrued obligation to Platoro West,
  Inc.                                               7,220          9,664          18,423
                                                 ----------     ----------    ------------
CASH FLOWS USED IN OPERATING
ACTIVITIES                                         (53,537)       (36,692)       (117,378)
                                                 ----------     ----------    ------------

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from the sale of common stock              73,900         35,090         109,190
Increase (decrease) due to
  Shareholder                                       34,309          3,498          67,261
                                                 ----------     ----------    ------------
CASH FLOWS FROM FINANCING ACTIVITIES               108,209         38,588         176,451
                                                 ----------     ----------    ------------

NET INCREASE (DECREASE) IN CASH                     54,672          1,896          59,073
Cash, beg. of period                                 4,401          2,505               -
                                                 ----------     ----------    ------------
Cash, end of period                               $ 59,073       $  4,401      $   59,073
                                                 ==========     ==========    ============

              See accompanying summary of accounting policies and
                   notes to consolidated financial statements.

                         GL ENERGY AND EXPLORATION, INC.
                          (FORMERLY LRS CAPITAL, INC.)
                          (A DEVELOPMENT STAGE COMPANY)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES


History and Business Activity

GL Energy and Exploration, Inc. (Formerly LRS Capital, Inc.)or ("GL Energy" or the "Company") is an exploration stage company with no current business operations. GL Energy was incorporated in the state of Delaware on October 7, 1998 under the name LRS Group Incorporated. On October 15, 1998, the name of the corporation was changed to LRS Capital, Inc. On October 10, 2001, the Company changed its name to GL Energy and Exploration, Inc. from LRS Capital, Inc. GL Energy has acquired certain mining claims.


Principles of Consolidation

The consolidated financial statements include the accounts of GL Energy and its 99.6% owned subsidiary GL Tungsten, Inc.("GL Tungsten"). All significant intercompany transactions and balances have been eliminated.


Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the balance sheet. Actual results could differ from those estimates.


Cash and Cash Equivalents

Cash and cash equivalents include cash and all highly liquid financial instruments with purchased maturities of three months or less.


Income Taxes

Income taxes are computed using the asset and liability method. Under the asset and liability method, deferred income tax assets and liabilities are determined based on the differences between the financial reporting and tax bases of assets and liabilities and are measured using the currently enacted tax rates and laws. A valuation allowance is provided for the amount of deferred tax assets that, based on available evidence, are not expected to be realized.


Basic and Diluted Loss Per Share

Basic and diluted loss per share is computed using the weighted average number of common shares outstanding during the period.

Impairment of Assets

Management reviews assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Management assesses impairment by comparing the carrying amount to individual cash flows. If deemed impaired, measurement and recording of an impairment loss is based on the fair value of the asset.


Recent Accounting Pronouncements

GL  Energy  does  not  expect  the  adoption  of  recently   issued   accounting
pronouncements to have a significant impact on the GL Energy's results of operations, financial position or cash flow.


NOTE 2 - INCOME TAXES

GL Energy has not yet realized income as of the date of this report, no provision for income taxes has been made. At December 31, 2001 a deferred tax asset has not been recorded due to GL Energy's lack of operations to provide income to use the net operating loss carryover of $140,000 that expires in years 2019 through 2021.


NOTE 3 - RELATED PARTY TRANSACTIONS

Stockholders of the GL Energy had outstanding loans due from GL Energy of $67,261 and $32,952 at December 31, 2001, and 2000 respectively.

In June 2000, GL Energy converted $30,940 of amounts due to related parties by issuing 5,414,570 common shares.


NOTE 4 - SHAREHOLDERS' EQUITY

At December 31, 2001, GL Energy had 50,000,000 authorized common shares, $.001 par value and 5,000,000 authorized preferred shares, $.001 par value. There are no preferred shares issued and outstanding.

In October 2001, GL Energy increased its authorized capital to 55,000,000 shares of which 5,000,000 shares were designated as preferred stock and 50,000,000 shares were designated as common stock. Prior to this change the Company had authorized capital of 15,000,000 shares all of which were designated as common stock. The current outstanding shares of common stock and the rights of the common stock were not altered.

In October 1998, GL Energy issued 700 common shares to its founders for proceeds of $200. At December 31, 1998, GL Energy had 3,150,700 common shares issued and outstanding after retroactive adjustment for the stock dividends described below.

In October 1999, the board of directors declared a 4,500 stock dividend for each common share issued and outstanding for shareholders of record on October 28, 2000. The stock dividend has been applied retroactively to prior periods.

In May 2000, GL Energy issued 26,250 common shares for services which were valued at $150, the equivalent price paid on June 6, 2000 for the conversion of due to related party balances into common shares. Refer to Note 6 for a full discussion of the services.

In June 2000, GL Energy issued 700,000 common shares to three directors for consideration of $200 and compensation for services from the time of their appointment in 2000 through June 30, 2000. Each common share was valued at $0.0057, the equivalent price paid on June 6, 2000 for the conversion of due to related party balances into common shares, and a charge of $3,800 taken to general and administrative expenses, compensation.

In June 2000, GL Energy converted $30,940 of amounts due to related parties by issuing 5,414,570 common shares.

Since inception, GL Energy has recorded a monthly charge of $100 for the estimated fair value of general and administrative expenses including rent that has been provided to GL Energy by shareholders, officers and directors of GL Energy without charge. These expenses have been charged to GL Energy with a corresponding contribution to additional paid in capital.

In April 2001, GL Energy issued 17,500 common shares for services which were valued at $0.0057 per share, or $100. Refer to Note 6 for a full discussion of the services.

In August 2001, GL Energy sold 2,069,043 shares of its common stock at $.0357 per share. Total net proceeds to GL Energy were $73,900.

In October 2001, the board of directors declared a 2.5 stock dividend for each common share issued and outstanding for shareholders of record on December 5, 2001. The stock dividend has been applied retroactively to prior periods.

In October 2001, GL Energy exchanged 60,000 shares of Tungsten for 43,750 shares of its common stock. The 43,750 shares were immediately retired.


NOTE 5 - FINANCIAL INSTRUMENTS

Fair Value - The carrying value of cash approximates fair value.

Concentrations of Risk - Financial instruments that potentially subject GL Energy to significant concentration of credit risk consists primarily of cash. GL Energy's cash is held in an U.S. dollar checking account at a Canadian financial institution and does not constitute a deposit that is insured under the Canada Deposit Insurance Corporation Act. GL Energy holds $200 in petty cash on its premises.


NOTE 6 - CONTRACT WITH PLATORO WEST, INC.

In May 1999, the Company entered into an agreement with a mineral exploration company, under which they would locate, stake out and record not less than 20 and not more than 40 mining claims within 30 business days of the date of the agreement that the mineral exploration company believes to contain high concentrations of tungsten. The mineral exploration company staked 30 unpatented claims for the Company pursuant to this contract and met its staking obligation.

The agreement was assigned on March 28, 2001 to Platoro West Incorporated ("Platoro"). On October 31, 2001, GL Energy assigned its obligations under the agreement to its 99.6% owned subsidiary GL Tungsten.

Per the terms of the contract, the Company has made cash payments of $8,496 and $5,000 in 2001 and 2000, respectively. As additional compensation, the Company has agreed to issue common shares. The Company was initially obligated to issue an aggregate of 420,000 common shares. The Company has issued 43,750 shares under this agreement through December 31, 2001.

GL Tungsten is obligated to pay additional cash amounts and issue additional shares to Platoro as follows:

                                         Shares          Cash
                                        --------       --------
      May 6, 2002                        30,000         $15,000
      May 6, 2003                        40,000          15,000
      May 6, 2004                             -          20,000
      May 6, 2005                             -          20,000
                                        --------       --------
                                         70,000         $70,000
                                        ========       ========

The number of shares to be issued is subject to an anti-dilution adjustment that requires either additional or fewer common shares to be issued if on the issuance date the number of common shares issued and outstanding is either greater than or less than 10,000,000 shares. For the remainder of the agreement, 105,000 common shares are required to be issued if the total common shares outstanding are 15,000,000 on each issuance date. The actual number will be calculated on the issuance dates and may result in either fewer or more shares being issued using a ratio of the number of common shares outstanding on the issuance date to the 10,000,000 common share base specified in the agreement.

The contract contains a clause that obligates Platoro to pay a subscription price of $0.0001 per share issued. The Company has waived this clause.

Platoro is responsible for maintaining the claims for GL Tungsten in accordance with state filing requirements. The primary maintenance activity is the physical act of paying the annual fees to the state and county. As long as the claims are held by or for GL Tungsten on the dates payment is due to Platoro, GL Tungsten will be obligated to make the payments.

GL Tungsten recognizes expenses ratably over the term of the agreement, or approximately $1,222 per month or $14,667 per year from the date of the contract. Expenses increase the accrued obligation to Platoro. Payments made by GL Tungsten reduce the accrued obligation to Platoro. If total payments made exceed total expenses booked, then the Company records the difference as a prepaid expense. Amounts expensed were $15,716 and $14,664 for the years ended December 31, 2001 and 2000, respectively and $57,544 for the period from inception to December 31, 2001. Accrued obligations to Platoro are $18,423 and $11,203 at December 31, 2001 and 2000, respectively.

GL Tungsten is also responsible for paying the filing and registration expenses of up to $260 per claim staked and the out-of-pocket expenses of Platoro. In addition, if the prospects are developed, GL Tungsten will pay a net smelter royalty of two percent of the actual proceeds from the sale of ore, concentrates, bullion, minerals and other products located in, on or under the mining prospects. If GL Tungsten does not sell any minerals credited to its account by electing to hold on to the precious metals, a royalty of 2% will be due nonetheless, payable within 90 days of the crediting to the GL Tungsten's account.

The royalty payment obligation may be terminated by payment of specified amounts to Platoro. To terminate the royalty obligation prior to May 6, 2005, GL Tungsten must pay $2,600,000, less all cash amounts previously paid by GL Tungsten to Platoro. After May 6, 2005, the termination payment is $4,000,000, less all cash amounts paid by GL Tungsten to Platoro.

Obligations under the contract must be performed on the basis of "time is of the essence". Therefore, there is no ability for either party to not perform or make a payment later than obligated without being in breach of the contract. If GL Tungsten is in default under the contract, the remedy specified in the contract is that it will transfer and convey to Platoro all of its right, title and interest in and to the mining claims and to all the mineral resources located therein to which the contract relates. In addition, in such default, Platoro will retain all amounts previously paid to it and retain all shares previously issued to it under the contract. At December 31, 2001, GL Tungsten believed that it had met all of its past obligations under this agreement.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         On December 11, 2001 we filed a Form 8-K with the Securities and Exchange Commission reporting that we changed our Independent Accountants as of December 6, 2001. The following information was filed in that current report:


         (a)   Previous independent accountants

               (i) On December 6, 2001, Simon Krowitz Bolin & Associates, P.A., the independent accountants of GL Energy and Exploration, Inc. ("Registrant"), resigned.

               (ii) The report of Simon Krowitz Bolin & Associates, P.A. on the 2000 and 1999 financial statements contained no adverse opinion, disclaimer of opinion or modification of the opinion.

               (iii)The Registrant's Board of Directors participated in and approved the decision to change independent accountants on December 6, 2001.

               (iv) In connection with its audits for the two most recent fiscal years and review of unaudited financial statements through December 6, 2001, there have been no disagreements with Simon Krowitz Bolin& Associates, P.A. on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which disagreements if not resolved to the satisfaction of Simon Krowitz Bolin & Associates, P.A. would have caused them to make reference thereto in their report on the financial statements.

               (v) During the two most recent fiscal years and through December 6, 2001, there have been no reportable events (as defined in Regulation S-K Item 304(a)(1)(v)).

               (vi) The Registrant requested that Simon Krowitz Bolin & Associates, P.A. furnish it with a letter addressed to the SEC stating whether or not it agrees with the above statements. A copy of such letter is filed as
Exhibit 16.1 to Form 8-K.

         (b)   New independent accountants

         The Registrant engaged Malone & Bailey, PLLC as its new independent accountants as of December 6, 2001. During the two most recent fiscal years and through December 6, 2001, the Registrant has not consulted with Malone & Bailey, PLLC regarding (i) the application of accounting principles to a specified transaction, either completed or proposed, or the type of audit opinion that might be rendered on the Registrant's consolidated financial statements, and no written report or oral advice was provided to the Registrant by concluding there was an important factor to be considered by the Registrant in reaching a decision as to an accounting, auditing or financial reporting issue; or (ii) any matter that was either the subject of a disagreement, as that term is defined in
Item 304(a)(1)(iv) of Regulation S-K and the related instructions to Item 304 of Regulation S-K, or a reportable event, as that term is defined in Item 304(a)(1)(iv) of Regulation S-K.

                                    PART III


ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT


         The following table sets forth information concerning the directors and executive officers of GL Energy and Exploration and their ages and positions. Each director holds office until the next annual stockholders' meeting and thereafter until the individual's successor is elected and qualified. Officers serve at the pleasure of the board of directors.


 NAME                         AGE               POSITION
 ----                         ---               --------

Mitchell Geisler               31               President and Chairman
Cindy Roach                    39               Secretary and Director

         Mr. Mitchell Geisler, 31, has been the President and Chairman of the Board since 2000. Mr. Geisler has more than 15 years of experience in the hospitality and services industry. He has been an active member of the Toronto business and tourist district in a variety of capacities, and has worked with many international corporations including, Prime Restaurants, The Keg Restaurants, Cara Foods, and Sire Corp Restaurants. Most recently, during the period 1998 to 2001, Mr. Geisler was president and operator of the Toronto-based 52 Restaurants Inc. He was a supervisor for Imago Restaurants from 1997 to 1998. From 1996 to 1997 he was a manager of Ruby Beets Restaurant. Mr. M. Geisler is a graduate of Toronto's York University in Toronto, and also studied at the University of Tel Aviv. Mr. M. Geisler is a director and president of Demand Financial International, Ltd., a development stage company engaged in the hospitality business.

         Ms. Cindy Roach, has been the Secretary and a director since 2000. Ms. Roach has over 10 years experience as a consultant with group benefits and human resources administration. From 1990 to 2000, Ms. Roach was a group benefits consultant at Watson Wyatt Worldwide, a multi national benefits consulting organization.


ITEM 10. EXECUTIVE COMPENSATION

         We have not paid any cash compensation or other benefits to our executive officers since our inception. Cash compensation amounts will be determined in the future based on the services to be rendered and time devoted to our business and the availability of funds. Other elements of compensation, if any, will be determined at that time or at other times in the future.

         Until we have sufficient capital or revenues, Mr. Geisler or Ms. Roach will not be provided cash remuneration. At such time as we are able to provide a regular salary, it is our intention that our officers will become employed pursuant to executive employment agreements, at an annual salary to be determined based on their then levels of time devoted to GL Energy and Exploration and the scope of their responsibilities. Until we enter into an employment agreement, we may use shares of common stock to compensate our officers. In addition, we may use common stock to compensate others for services to GL Energy and Exploration.


COMPENSATION OF DIRECTORS

         Persons who are directors and employees will not be additionally compensated for their services as a director. There is no plan in place for compensation of persons who are directors who are not employees, but it is expected that in the future we will create a remuneration and reimbursement plan.

ITEM 11.   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         The following table sets forth, as of March 18, 2002, the name and shareholdings of each person who owns of record, or was known by us to own beneficially,* 5% or more of the shares of the common stock currently issued and outstanding; the name and shareholdings, including options to acquire the common stock, of each director; and the shareholdings of all executive officers and directors as a group.


                                                NUMBER OF       PERCENTAGE
                                                 SHARES             OF
  NAME OF PERSON OR GROUP                        OWNED *         OWNERSHIP
  -----------------------                       ---------        ---------
Mitchell Geisler  **                              365,754           3.23%
Cindy Roach ***                                   175,000           1.54%
Dungavel, Inc.                                  1,037,208           9.15%
Al Landau                                         887,887           7.83%
Gloria Miller                                     891,776           7.86%
Marni Miller  ****                              1,260,280          11.12%
ZDG Investments, Ltd.                           5,342,362          47.13%

All executive officers and
Directors as a group (two persons)                540,754           4.77%

--------------

* Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission and generally includes voting or investment power with respect to securities. Shares of common stock issuable upon the exercise of options or warrants currently exercisable or convertible within 60 days, are deemed outstanding for computing the percentage ownership of the person holding such options or warrants but are not deemed outstanding for computing the percentage ownership of any other person.
**       Mitch Geisler is the company's president and chairman of the board.
***      Cindy Roach is the company's secretary and a director.
****     Marni Miller is a beneficial owner of ZDG Investments, Ltd.



There are currently no outstanding options or warrants to purchase shares of our stock.


ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         During the year ended December 31, 2001, ZDG Investments, Ltd., a majority shareholder, loaned the company $58,799 in order to fund operations.

         During the year ended December 31, 2001, Glen Akselrod, a minority shareholder, loaned the company $8,462 in order to fund operations.

         Both of the above loans bear 10% interest per annum and are due December 31, 2002. Interest has been waived on both loans for the year ended December 31, 2001.

ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K


a.  Exhibits

 Exhibit
 Number                  Name of Exhibit
 -------                 ---------------

3.1 Amendment to the Certificate of Incorporation of the Company (authorizing name change) (1)

16.01              Letter on Change in Certifying Accountant (2)

-------------------------------
         (1) Incorporated by reference from Form 8-K filed on October 24, 2001. SEC file number 000-31032.
         (2) Incorporated by reference from Form 8-K filed on December 11, 2001. SEC file number 000-31032.


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

         On December 11, 2001 we filed a current report on Form 8-K with the SEC disclosing a change in our independent accountants.

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

                  Date         March 22, 2002


         In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.



         Signature                      Title                       Date
         ---------                      -----                       ----

   /s/ Mitchell Geisler          President & Chairman          March 22, 2002
  ---------------------              of the Board
       Mitchell Geisler

   /s/ Cindy Roach              Secretary and Director         March 22, 2002
  ----------------
       Cindy Roach

Table of Exhibits

There are no Exhibits attached to this document.