Form 10QSB
period 2002-03-31
GL ENERGY & EXPLORATION INC
filed 2002-05-14
CIK 1122771

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                   FORM 10-QSB

                QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                  For the Quarterly Period ended March 31, 2002

                        Commission File Number 000-31032
                                               ---------

                         GL ENERGY AND EXPLORATION, INC.
                         -------------------------------
                          (formerly LRS Capital, Inc.)
               (Exact name of registrant as specified in charter)

              Delaware                                    52-52190362
   -------------------------------                    -------------------
   (State or other jurisdiction of                     (I.R.S. Employer
    incorporation or organization)                    Identification No.)

 141 ADELAIDE STREET WEST, STE 1004, TORONTO, ONTARIO       M5H 3L5
 -----------------------------------------------------     ----------
       (Address of principal executive offices)            (Zip Code)

Registrant's telephone number, including area code   (416) 777-0477 Ext. 2274
                                                     ------------------------

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No __

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: As of May 10, 2002, the Company had outstanding 11,334,753 shares of its common stock, par value $0.001.

                                TABLE OF CONTENTS

 ITEM NUMBER AND CAPTION                                                 PAGE
 -----------------------                                                 ----

 PART I
 ------

   ITEM 1.    FINANCIAL STATEMENTS                                         3
   ITEM 2.    MANAGEMENT'S DISCUSSION AND PLAN OF OPERATIONS               8

 PART II
 -------

   ITEM 1.    LEGAL PROCEEDINGS                                           11
   ITEM 2.    CHANGES IN SECURITIES                                       11
   ITEM 3.    DEFAULTS UPON SENIOR SECURITIES                             11
   ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS         11
   ITEM 5.    OTHER INFORMATION                                           11
   ITEM 6.    EXHIBITS AND REPORTS ON FORM 8-K                            11

                                     PART I

ITEM 1. FINANCIAL STATEMENTS



                         GL Energy and Exploration, Inc.
                      (A Company in the Development Stage)
                           CONSOLIDATED BALANCE SHEET

                                                                Unaudited           Audited
                                                                March 31,         December 31,
                                                                  2002                2001
                                                               -----------        ------------
ASSETS
 Current Assets
  Cash and Cash Equivalents                                    $   53,877         $    59,073
  Prepaid Expenses                                                      -                   -
                                                               -----------        ------------
TOTAL ASSETS                                                   $   53,877         $    59,073
                                                               ===========        ============

LIABILITIES AND SHAREHOLDERS' EQUITY
 Current Liabilities
  Accounts Payable                                             $    2,550         $     1,947
  Accrued Obligation to Platoro West Incorporated                  22,089              18,423
  Due to Shareholder                                               67,261              67,261
                                                               -----------        ------------

Total Liabilities                                                  91,900              87,631

Minority Interest                                                     191                 176

Shareholders' Equity
 Preferred Stock - $0.001 par value; 5,000,000
  shares authorized, no shares issued and outstanding                   -                   -
 Common Stock - $0.001 par value; 50,000,000
  shares authorized, 11,334,753 shares
  outstanding at March 31, 2002 and December 31, 2001              11,335              11,335
 Additional Paid-in Capital                                       101,605             101,605
 Deficit Accumulated during the Development Stage                (151,154)           (141,674)
                                                               -----------        ------------

Total Shareholders' Equity                                        (38,214)            (28,734)
                                                               -----------        ------------

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                     $   53,877         $    59,073
                                                               ===========        ============


See notes to financial statements.

                         GL Energy and Exploration, Inc.
                      (A Company in the Development Stage)
       CONSOLIDATED STATEMENT OF OPERATIONS AND ACCUMULATED DEFICIT DURING
                              THE DEVELOPMENT STAGE



                                              Unaudited           Unaudited
                                             Three Months         Inception
                                                Ended                 To
                                            March 31, 2002      March 31, 2002
                                            --------------      --------------
Net Revenues                                  $         -         $         -
Cost of Revenues                                        -                   -
                                            --------------      --------------
Gross Profit                                            -                   -

General and Administrative Expenses
 Mineral Rights                                     3,666              61,210
 Taxes                                                  -                   -
 Legal and Accounting                               4,737              70,141
 Transfer Agent                                       650               7,995
 Office                                               300               4,200
 Compensation                                           -               3,800
 Organization                                         142               2,913
 Miscellaneous                                          -                 984
                                            --------------      --------------

Total Expenses                                      9,495             151,243
                                            --------------      --------------
Minority Interest in
Losses of Subsidiary                                 (15)                (89)

(Deficit) from Operations                         (9,480)           (151,154)
                                            --------------      --------------


Net (Deficit)                                     (9,480)           (151,154)

Deficit Accumulated During the
Development Stage at Beginning
of Period                                       (141,674)                   -
                                            --------------      --------------
Deficit Accumulated During the
Development Stage at End
of Period                                     $ (151,154)         $ (151,154)
                                            ==============      ==============

Net Deficit per Share - Basic                 $    (0.00)
Net Deficit per Share - Diluted               $    (0.00)

Shares Used in Per Calculation:
 Basic                                         11,334,753
 Diluted                                       11,334,753

See notes to financial statements.

                         GL Energy and Exploration, Inc.
                      (A Company in the Development Stage)
                   CONSOLIDATED STATEMENT OF CASH FLOWS DURING
                             THE DEVELOPMENT STAGE

                                                              Unaudited             Unaudited
                                                             Three Months           Inception
                                                                ended                   To
                                                            March 31, 2002        March 31, 2002
                                                            --------------        --------------
CASH FLOWS FROM
OPERATING ACTIVITIES:
    Net Deficit                                               $   (9,480)           $ (151,154)
    Adjustments to Reconcile Net Deficit to Cash
      Common Stock Issued for Services                                  -                   100
      Fair Value of Services Received                                   -                 3,900
      Minority Interest                                                15                  (59)
      Provided by (Used in) Operations:
       Accounts Payable                                               603                 2,550
       Accrued obligation to
         Platoro West Incorporated                                  3,666                22,089
                                                            --------------        --------------
NET CASH (USED) BY
  OPERATING ACTIVITIES                                            (5,196)             (122,574)
                                                            --------------        --------------
CASH FLOWS FROM FINANCING ACTIVITIES:
   Due to Related Parties                                               -                67,261
   Issuance of Common Stock                                             -               109,190
                                                            --------------        --------------
NET CASH (USED) BY
 FINANCING ACTIVITIES                                                   -               176,451
                                                            --------------        --------------
NET CHANGE IN CASH AND
 CASH EQUIVALENTS                                                 (5,196)                53,877

CASH AND CASH EQUIVALENTS
 AT BEGINNING OF PERIOD                                            59,073                     -

CASH AND CASH EQUIVALENTS
 AT END OF PERIOD                                             $    53,877           $    53,877
                                                            ==============        ==============

See notes to financial statements.

                          NOTES TO FINANCIAL STATEMENTS
                                 March 31, 2002
                                   (Unaudited)

1.       GENERAL

The accompanying unaudited financial statements have been prepared in conformity with the accounting principles stated in the audited financial statements for the year ended December 31, 2001 and reflect all adjustments which are, in the opinion of management, necessary for a fair statement of the financial position as of March 31, 2002 and the results of operations for the periods presented. These statements have not been audited but have been reviewed by the Company's independent certified public accountants. The operating results for the interim periods are not necessarily indicative of results for the full fiscal year.

The notes to the consolidated financial statements appearing in the Company's Annual Report as filed on SEC Form 10-KSB for the year ended December 31, 2001 should be read in conjunction with this Quarterly Report on Form 10-QSB.

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


Business

Company Background

         GL Energy and Exploration, Inc. was incorporated in the state of Delaware on October 7, 1998 under the name LRS Group Incorporated. On October 15, 1998, the name of the corporation was changed to LRS Capital, Inc. On October 10, 2001 the name of the corporation was changed to GL Energy and Exploration, Inc. GL Energy is a development stage company that has acquired certain mining claims.

         In May 1999, the company entered into an agreement with a mineral exploration company, under which they would locate, stake out and record not less than 20 and not more than 40 mining claims within 30 business days of the date of the agreement that the mineral exploration company believed to contain high concentrations of tungsten. The mineral exploration company staked 30 unpatented claims for the company pursuant to this contract and met its staking obligation. The mineral exploration company assigned this agreement on March 28, 2001 to Platoro West Incorporated. If we default under the contract, the remedy specified in the contract is that we will transfer and convey to Platoro all of our rights, title and interest in and to the mining claims and to all the mineral resources located therein to which the contract relates. In addition, in such default, Platoro will retain all amounts previously paid to it and retain all shares previously issued to it under the contract. At March 31, 2002, we believe that we have met all of our obligations to Platoro.

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


Company Plan of Operation

         We are engaged in the exploration of mining prospects with tungsten mineralization located in the Western United States. We plan to locate mining prospects that will produce commercially viable tungsten deposits.

         Tungsten is considered to be an important industrial mineral. It has many uses in the industrialized world. It is utilized with other metals to strengthen and prolong wear resistance for various construction, mining and metal working tools. It is also utilized in light bulbs, televisions, microwave ovens and in munitions.

         We currently have a 100% interest in a tungsten project known as Pilot Mountain in west-central Nevada. We intend to conduct an exploration program to determine whether or not the prospect is viable for tungsten mining. Scheelite and powellite, both tungsten-bearing minerals are known to occur in the prospect. We cannot give any assurance that this exploration process will prove fruitful in attaining our goal of extracting any tungsten or any other mineral that might produce revenue for us.

         We currently do not have adequate capital to fully implement our business plan and must obtain funding. If we do not receive adequate funding, we will have to discontinue our operations (See "Liquidity and Capital Resources").


Financial Condition and Changes in Financial Condition

Overall Operating Results:

         We had no revenues for the quarter ended March 31, 2002 or since our inception.

         Operating expenses for the quarter ended March 31, 2002 were $9,500. We incurred $4,700 for legal and accounting services rendered in connection with our compliance filings with the Securities and Exchange Commission. Expenses for mineral rights were $3,700. Other operating expenses amounted to $1,100 and were incurred for supplies and stock transfer agent fees.

         The net operating loss for the quarter was $9,500, and was the result of the aforementioned operating expenses. We have incurred a cumulative net loss since inception of $151,200.


Liquidity and Capital Resources:

         We currently have minimum working capital with which we can fund our future operations. We must obtain adequate funding in order to fully implement our business plan. If we do not receive adequate funding, we will have to discontinue or substantially scale back our operations. To fund our mining operations to date, we sold 591,156 (pre-dividend) shares of our common stock through a private placement in August 2001 and received $73,900 in cash. In addition, we have been reliant on loans from shareholders to fund operations. As of March 31, 2002, 2 shareholders have loaned the company a total of $67,300. These loans are due on December 31, 2002 and bear 10% interest per annum. Interest on these loans has been waived by the shareholders through March 31, 2002.

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

         As of March 31, 2002 our only asset was $53,900 in cash. Our total liabilities were $91,900, which includes $67,300 in short-term notes payable to shareholders. In addition, GL Tungsten has a liability of $22,100 to Platoro West, Incorporated, which represents our accrued obligations to them under the terms of an agreement dated May 6, 1999.

         Total stockholders' deficit at March 31, 2002 was $38,200.

         Mining operations contain a high degree of risk and we may not locate a profitable prospect or any prospect that contains enough minerals that would warrant further exploration.


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

                           (Registrant)    GL ENERGY AND EXPLORATION, INC.
                                    By:       /s/ Mitchell Geisler
                                              -------------------------
                                              Mitchell Geisler, President and
                                              Chairman of the Board

                                  Date:       May 14, 2002


In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.



          Signature                     Title                           Date

  /s/ Mitchell Geisler       President & Chairman of the Board      May 14, 2002
 ---------------------
      Mitchell Geisler

  /s/ Cindy Roach            Secretary and Director                 May 14, 2002
 ----------------
      Cindy Roach

Table of Exhibits

Exhibit Number                   Name of Exhibit

   15.01              Letter on unaudited interim financial
                      information (Filed herewith)