Form 10QSB
period 2002-06-30
GL ENERGY & EXPLORATION INC
filed 2002-08-13
CIK 1122771

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                   FORM 10-QSB

                QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                  For the Quarterly Period ended June 30, 2002

                        Commission File Number 000-31032
                                               ---------

                         GL ENERGY AND EXPLORATION, INC.
               --------------------------------------------------
               (Exact name of registrant as specified in charter)


                  Delaware                                  52-52190362
      -------------------------------                   -------------------
      (State or other jurisdiction of                    (I.R.S. Employer
       incorporation or organization)                   Identification No.)

 141 ADELAIDE STREET WEST, STE 1004, TORONTO, ONTARIO        M5H 3L5
 ----------------------------------------------------       ----------
      (Address of principal executive offices)              (Zip Code)

 Registrant's telephone number, including area code       (416) 214-1473
                                                          --------------

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No __

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: As of July 29, 2002, the Company had outstanding 23,669,506 shares of its common stock, par value $0.001.

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

                                     PART I
ITEM 1.   FINANCIAL STATEMENTS



                         GL Energy and Exploration, Inc.
                      (A Company in the Development Stage)
                           CONSOLIDATED BALANCE SHEET

                                                         Unaudited     Audited
                                                         June 30,      December
                                                           2002        31, 2001
                                                         ---------    ---------
ASSETS
 Current Assets
  Cash and Cash Equivalents                              $  38,516    $  59,073
  Prepaid Expenses                                            --           --
                                                         ---------    ---------

TOTAL ASSETS                                             $  38,516    $  59,073
                                                         =========    =========

LIABILITIES AND SHAREHOLDERS' EQUITY
 Current Liabilities
  Accounts Payable                                       $   7,818    $   1,947
  Accrued Obligation to Platoro West Incorporated           19,755       18,423
  Due to Shareholder                                        63,261       67,261
                                                         ---------    ---------

Total Liabilities                                           90,834       87,631

Minority Interest                                              205          176

Shareholders' Equity
 Preferred Stock - $0.001 par value;
    5,000,000 shares authorized, no shares
    issued and outstanding                                    --           --
 Common Stock - $0.001 par value; 100,000,000
    shares authorized, 11,334,753 shares outstanding
    at June 30, 2002 and December 31, 2001                  11,335       11,335
 Additional Paid-in Capital                                101,605      101,605
 Deficit Accumulated during the Development Stage         (165,463)    (141,674)
                                                         ---------    ---------

Total Shareholders' Equity                                 (52,523)     (28,734)
                                                         ---------    ---------

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY               $  38,516    $  59,073
                                                         =========    =========


See notes to financial statements.

                         GL Energy and Exploration, Inc.
                      (A Company in the Development Stage)
       CONSOLIDATED STATEMENT OF OPERATIONS AND ACCUMULATED DEFICIT DURING
                             THE DEVELOPMENT STAGE



                                                 Unaudited         Unaudited
                                                Three Months      Three Months
                                                    Ended             Ended
                                                June 30, 2002     June 30, 2001
                                                -------------     -------------

Net Revenues                                    $        --       $        --
Cost of Revenues                                         --                --
                                                -------------     -------------

Gross Profit                                             --                --

General and Administrative Expenses
 Mineral Rights                                         3,666             2,640
 Legal and Accounting                                   9,978             7,984
 Transfer Agent                                           600               460
 Office                                                    79               200
 Compensation                                            --                --
 Organization                                            --                --
 Miscellaneous                                           --                   1
                                                -------------     -------------

Total Expenses                                         14,323            11,285
                                                -------------     -------------

Minority Interest in
Losses of Subsidiary                                      (14)             --

(Deficit) from Operations                             (14,309)          (11,285)
                                                -------------     -------------

Net (Deficit)                                         (14,309)          (11,285)

Deficit Accumulated During the
Development Stage at Beginning
of Period                                            (151,154)          (96,521)
                                                -------------     -------------

Deficit Accumulated During the
Development Stage at End
of Period                                       $    (165,463)    $    (107,806)
                                                =============     =============


Net Deficit per Share - Basic                   $       (0.00)    $       (0.04)
Net Deficit per Share - Diluted                 $       (0.00)    $       (0.04)

Shares Used in Per Calculation:
 Basic                                             11,334,753         2,659,720
 Diluted                                           11,334,753         2,659,720

See notes to financial statements.

                         GL Energy and Exploration, Inc.
                      (A Company in the Development Stage)
       CONSOLIDATED STATEMENT OF OPERATIONS AND ACCUMULATED DEFICIT DURING
                             THE DEVELOPMENT STAGE



                                              Unaudited          Unaudited          Unaudited
                                             Six Months         Six Months          Inception
                                                Ended              Ended               To
                                            June 30, 2002      June 30, 2001      June 30, 2002
                                            -------------      -------------      -------------
Net Revenues                                $        --        $        --        $        --
Cost of Revenues                                     --                 --                 --
                                            -------------      -------------      -------------

Gross Profit                                         --                 --                 --

General and Administrative Expenses
 Mineral Rights                                     7,332              7,528             64,876
 Legal and Accounting                              14,715             13,241             80,119
 Transfer Agent                                     1,250              1,410              8,595
 Office                                               379                600              4,280
 Compensation                                        --                 --                3,800
 Organization                                         142               --                2,912
 Miscellaneous                                       --                    6                984
                                            -------------      -------------      -------------

Total Expenses                                     23,818             22,785            165,566
                                            -------------      -------------      -------------
Minority Interest in
Losses of Subsidiary                                  (29)              --                 (103)

(Deficit) from Operations                         (23,789)           (22,785)          (165,463)
                                            -------------      -------------      -------------

Net (Deficit)                                     (23,789)           (22,785)          (165,463)

Deficit Accumulated During the
Development Stage at Beginning
of Period                                        (141,674)           (96,521)              --
                                            -------------      -------------      -------------
Deficit Accumulated During the
Development Stage at End
of Period                                   $    (165,463)     $    (119,306)     $    (165,463)
                                            =============      =============      =============

Net Deficit per Share - Basic               $       (0.00)     $       (0.04)
Net Deficit per Share - Diluted             $       (0.00)     $       (0.04)

Shares Used in Per Calculation:
 Basic                                         11,334,753          2,659,720
 Diluted                                       11,334,753          2,659,720



See notes to financial statements.


                         GL Energy and Exploration, Inc.
                      (A Company in the Development Stage)
        CONSOLIDATED STATEMENT OF CASH FLOWS DURING THE DEVELOPMENT STAGE

                                                         Unaudited          Unaudited          Unaudited
                                                        Six Months         Six Months          Inception
                                                           Ended              Ended               To
                                                       June 30, 2002      June 30, 2001      June 30, 2002
                                                       -------------      -------------      -------------
CASH FLOWS FROM
OPERATING ACTIVITIES:
    Net Deficit                                        $     (23,789)     $     (22,785)     $    (165,463)
    Adjustments to Reconcile Net Deficit to Cash
      Common Stock Issued for Services                          --                 --                  100
      Fair Value of Services Received                           --                 --                3,900
      Minority Interest                                           29               --                  (45)
      Provided by (Used in) Operations:
       Accounts Payable                                        5,871            (16,048)             7,818
       Accrued obligation to
         Platoro West Incorporated                             1,332              7,332             19,755
                                                       -------------      -------------      -------------

NET CASH (USED) BY
  OPERATING ACTIVITIES                                       (16,557)           (31,501)          (133,935)
                                                       -------------      -------------      -------------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Due to Related Parties                                     (4,000)            39,309             63,261
   Issuance of Common Stock                                     --                  700            109,190
                                                       -------------      -------------      -------------

NET CASH (USED) BY
 FINANCING ACTIVITIES                                         (4,000)            40,009            172,451
                                                       -------------      -------------      -------------

NET CHANGE IN CASH AND
 CASH EQUIVALENTS                                            (20,557)             8,508             38,516

CASH AND CASH EQUIVALENTS
 AT BEGINNING OF PERIOD                                       59,073              4,401               --

CASH AND CASH EQUIVALENTS
 AT END OF PERIOD                                      $      38,516      $      12,908      $      38,516
                                                       =============      =============      =============

See notes to financial statements.

                          NOTES TO FINANCIAL STATEMENTS
                                  June 30, 2002
                                   (Unaudited)

1.       GENERAL

The accompanying unaudited financial statements have been prepared in conformity with the accounting principles stated in the audited financial statements for the year ended December 31, 2001 and reflect all adjustments which are, in the opinion of management, necessary for a fair statement of the financial position as of June 30, 2002 and the results of operations for the periods presented. These statements have not been audited but have been reviewed by the Company's independent certified public accountants. The operating results for the interim periods are not necessarily indicative of results for the full fiscal year.

The notes to the consolidated financial statements appearing in the Company's Annual Report as filed on SEC Form 10-KSB for the year ended December 31, 2001 should be read in conjunction with this Quarterly Report on Form 10-QSB.


2.       SUBSEQUENT EVENTS

On July 11, 2002 the Board of Directors passed a resolution authorizing a common stock dividend. The stock dividend calls for the issuance of one share of the Company's common stock for each share of common stock outstanding. The stock dividend has a record date of July 26, 2002 and is payable on July 29, 2002. In addition, the Board approved a 2002 Performance Equity Plan which provides for the issuance of up to 3,000,000 shares of common stock of the Company. The Company's capitalization was amended to increase the common stock authorized for issuance thereunder from 50,000,000 shares to 100,000,000 shares. The Company's authorized preferred stock was not changed.

In July 2002 the Company completed an offering under Regulation S to 2 accredited investors. Each investor subscribed for 250,000 shares on a pre-stock dividend basis of common stock for $25,000 cash. Under the subscription agreements the investors were also granted common stock warrants authorizing each investor the right to purchase up to 1,000,000 shares of common stock at $0.25 per share. The warrants expire on July 31, 2003 if not exercised prior to that date.

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

In May 1999, we entered into an agreement with a mineral exploration company, under which they would locate, stake out and record mining claims that the mineral exploration company believed to contain high concentrations of tungsten. The mineral exploration company staked 30 unpatented claims for the company pursuant to this contract and met its obligation. The mineral exploration company assigned this agreement on March 28, 2001 to Platoro West Incorporated ("Platoro"). If we default under the contract, the remedy specified in the agreement calls for us to convey to Platoro all of our rights, title and interest in the mining claims and to all the mineral resources located therein. As of June 30, 2002, we believe that we have met all of our obligations under this agreement and do not anticipate defaulting on any of the conditions specified in the agreement.

On October 10, 2001, a company named GL Tungsten, Inc. was formed. GL Tungsten was incorporated in the state of Nevada. On October 31, 2001, GL Energy assigned its obligations under its agreement with Platoro and all of its mining operation activities to GL Tungsten. In conjunction with that transfer of obligations, Platoro West agreed to reassign its agreement with GL Energy to GL Tungsten. GL Tungsten is now solely responsible for the mining of tungsten. Along with assigning the agreement to GL Tungsten, Platoro West agreed to cancel the shares of common stock of GL Energy and Exploration, which it owned for 60,000 shares of common stock in GL Tungsten. In addition, GL Tungsten issued 14,940,000 shares of its common stock to GL Energy and Exploration in consideration for $5,000. As a result of these transactions GL Tungsten is now the primary operating entity and is a 99.6% owned subsidiary of GL Energy. The financial statements of GL Tungsten have been consolidated with GL Energy in the financial statements included elsewhere herein.


Company Plan of Operation

We are engaged in the exploration of mining prospects with tungsten mineralization located in the Western United States. We currently have a 100% interest in a tungsten project known as Pilot Mountain located Nevada. We intend to conduct an exploration program to determine whether or not the prospect is viable for tungsten mining. Tungsten-bearing minerals such as scheelite and powellite are known to occur in the prospect. We cannot give any assurance that this exploration process will be successful in locating or extracting any tungsten or any other mineral that might produce revenue for us.

Tungsten is considered to be an important industrial mineral. It has many uses in the industrialized world. Some of the more common uses of tungsten include:

         o It is utilized with other metals to provide strength and a wear resistance for various kinds of tools used in construction, mining and metal working.
         o It is used in many household products such as light bulbs, television sets and magetrons for microwave ovens.
         o It is used in munitions, such as bullets, because of its strength and its being environmentally superior to lead or uranium.

We currently do not have adequate capital to fully implement our business plan and must obtain funding. If we do not receive adequate funding, we will have to discontinue our operations.

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


Financial Condition and Changes in Financial Condition

Overall Operating Results:

We had no revenues for the quarter ended June 30, 2002 or since our inception.

We incurred $14,300 in operating expenses for the quarter ended June 30, 2002 as compared to $11,300 for the comparable prior year quarter. The primary expenses for both periods were for legal and accounting fees incurred in connection with our compliance filings with the Securities and Exchange Commission and expenses incurred for mineral rights.

The net operating loss for the current and prior year quarters were $14,300 and $11,300 respectively and were the result of the aforementioned operating expenses. We have incurred a cumulative net loss since inception of $165,500.


Liquidity and Capital Resources:

As of June 30, 2002 our only asset was $38,500 in cash. Our total liabilities were $90,800, which includes $63,300 in short-term notes payable to shareholders. We also have a liability of $19,800 to Platoro West, Incorporated, which represents our accrued obligations to them under the terms of an agreement dated May 6, 1999. Total stockholders' deficit at June 30, 2002 was $52,500.

We currently have minimum working capital with which we can fund our future operations. We must obtain adequate funding in order to fully implement our business plan. If we do not receive adequate funding, we will have to discontinue or substantially scale back our operations. To fund our operations to date, we sold shares of our common stock through a registered offering in August 2001 and received $73,900 in cash. We have also relied on loans from shareholders to fund operations. As of June 30, 2002, 2 shareholders have loaned the company a total of $63,300. These loans are due on December 31, 2002 and bear 10% interest per annum. Interest on these loans has been waived by the shareholders through December 31, 2002. In July 2002 the Company completed an offering under Regulation S to 2 accredited investors. Each investor subscribed for 250,000 shares of common stock for $25,000 cash. The investors were also granted common stock warrants authorizing each investor the right to purchase up to 1,000,000 shares of common stock at $0.25 per share. The warrants expire on July 31, 2003.

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


Description of Properties

Our executive office is located at 141 Adelaide Street West, Suite 1004, Toronto, Ontario, Canada. At this location, we share an undesignated amount of space with another entity. Currently, we are not being charged any rent. Any costs of this office space are considered immaterial to the financial statements and accordingly are not reflected therein.


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

None


ITEM 5. OTHER INFORMATION

None


ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

b. Reports on Form 8-K

None

                            CERTIFICATION PURSUANT TO
                             18 U.S.C. SECTION 1350
                             AS ADOPTED PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of GL Energy and Exploration, Inc. on Form 10-QSB for the period ended June 30, 2002 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), each of the undersigned, in the capacities and on the dates indicated below, hereby certifies pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that to the best of his knowledge:

1. The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

2. The information contained in the Report fairly presents, in all material respects, the financial condition and results of operation of the Company.


                                            /s/  Mitchell Geisler
                                            Mitchell Geisler, President and
                                            Chairman of the Board







                                   Signatures

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                            (Registrant):  GL ENERGY AND EXPLORATION, INC.
                                           By /s/ Mitchell Geisler
                                           -------------------------------
                                           Mitchell Geisler, President and
                                           Chairman of the Board

                                    Date:  August 13, 2002


In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.



       Signature                         Title                       Date
       ---------                         -----                       ----

  /s/ Mitchell Geisler          President & Chairman of the      August 13, 2002
  --------------------          Board
      Mitchell Geisler

  /s/ Cindy Roach               Secretary and Director           August 13, 2002
  ---------------
      Cindy Roach