Form 10QSB
period 2002-09-30
GL ENERGY & EXPLORATION INC
filed 2002-11-13
CIK 1122771

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                   FORM 10-QSB

                QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                For the Quarterly Period ended September 30, 2002

                        Commission File Number 000-31032


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

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: As of October 30, 2002, the Company had outstanding 23,669,506 shares of its common stock, par value $0.001.

                                TABLE OF CONTENTS

 ITEM NUMBER AND CAPTION                                                 PAGE
 -----------------------                                                 ----

 PART I
 ------

  ITEM 1.   FINANCIAL STATEMENTS....................................       1
  ITEM 2.   MANAGEMENT'S DISCUSSION AND PLAN OF OPERATIONS..........       6
  ITEM 3    CONTROLS AND PROCEDURES.................................       9

 PART II
 -------

  ITEM 1.   LEGAL PROCEEDINGS.......................................      10
  ITEM 2.   CHANGES IN SECURITIES AND USE OF PROCEEDS...............      10
  ITEM 3.   DEFAULTS UPON SENIOR SECURITIES.........................      10
  ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.....      10
  ITEM 5.   OTHER INFORMATION.......................................      10
  ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K........................      10

                                     PART I

ITEM 1. FINANCIAL STATEMENTS


                                GL Energy and Exploration, Inc.
                             ( A Company in the Development Stage)
                                  Consolidated Balance Sheets

                                                                 Unaudited         Audited
                                                               September 30,     December 31,
                                                                   2002              2001
                                                               -------------     ------------
ASSETS
  Current Assets:
     Cash and Cash Equivalents                                 $      54,034     $     59,073
     Prepaid Expenses                                                    200               --
                                                               -------------     ------------
        TOTAL ASSETS                                           $      54,234     $     59,073
                                                               =============     ============

LIABILITIES AND SHAREHOLDERS' EQUITY
  Current Liabilities:
     Accounts Payable                                          $       6,804     $      1,947
     Accrued Obligation to Platoro West Incorporated                  23,421           18,423
     Due to Shareholder                                               67,224           67,261
                                                               -------------     ------------
        TOTAL LIABILITIES                                             97,449           87,631

  Minority Interest                                                      131              176

  Shareholders' Equity:
     Preferred Stock - $0.001 par value; 5,000,000 shares
        authorized, no shares issued and outstanding                      --               --
     Common Stock - $0.001 par value; 100,000,000 shares
        authorized, 23,669,506 shares outstanding at
        September 30, 2002                                            23,670           11,335
     Additional Paid-in Capital                                      139,270          101,605
     Deficit Accumulated During the Development Stage               (206,286)        (141,674)
                                                               -------------     ------------
        Total Shareholders' Deficit                                  (43,346)         (28,734)
                                                               -------------     ------------
        TOTAL LIABILITIES AND SHAREHOLDERS' DEFICIT            $      54,234     $     59,073
                                                               =============     ============

                               See notes to financial statements


                                GL Energy and Exploration, Inc.
                             ( A Company in the Development Stage)
                 Consolidated Statements of Operations and Accumulated Deficit
                                 During the Development Stage

                                                      Unaudited               Unaudited
                                                     Three Months            Three Months
                                                        Ended                   Ended
                                                  September 30, 2002      September 30, 2001
                                                  ------------------      ------------------
REVENUES
  Revenues                                        $               --      $               --
  Cost of Revenues                                                --                      --
                                                  ------------------      ------------------
     Gross Margin                                                 --                      --

EXPENSES
  Mineral Rights                                               7,411                   6,966
  Legal and Accounting                                        13,227                   2,692
  General and Administrative                                  20,201                   1,676
                                                  ------------------      ------------------
     Total Expenses                                           40,839                  11,334


  Minority Interest in Losses of Subsidiary                      (16)                     --
                                                  ------------------      ------------------
  Loss from Operations                                       (40,823)                (11,334)
                                                  ------------------      ------------------
  Net Loss                                                   (40,823)                (11,334)

  Deficit Accumulated During the
   Development Stage at Beginning
   of Period                                                (165,463)                (96,521)
                                                  ------------------      ------------------
  Deficit Accumulated During the
   Development Stage at End of
   Period                                         $         (206,286)     $         (107,855)
                                                  ==================      ==================

  Net Deficit per Share - Basic                   $            (0.00)     $            (0.00)
  Net Deficit per Share - Diluted                 $            (0.00)     $            (0.00)

  Shares used in per Share Calculation:
   Basic                                                  23,506,463               6,107,814
   Diluted                                                23,506,463               6,107,814


                               See notes to financial statements


                                          GL Energy and Exploration, Inc.
                                       ( A Company in the Development Stage)
                           Consolidated Statements of Operations and Accumulated Deficit
                                            During the Development Stage

                                                     Unaudited              Unaudited              Unaudited
                                                    Nine Months            Nine Months             Inception
                                                       Ended                  Ended                    To
                                                 September 30, 2002     September 30, 2001     September 30, 2002
                                                 ------------------     ------------------     ------------------
REVENUES
  Revenues                                       $               --     $               --     $               --
  Cost of Revenues                                               --                     --                     --
                                                 ------------------     ------------------     ------------------
     Gross Margin                                                --                     --                     --

EXPENSES
  Mineral Rights                                             14,743                 14,494                 72,287
  Legal and Accounting                                       27,942                 15,933                 93,346
  General and Administrative                                 21,972                  3,692                 40,772
                                                 ------------------     ------------------     ------------------
     Total Expenses                                          64,657                 34,119                206,405

  Minority Interest in Losses of Subsidiary                     (45)                    --                   (119)
                                                 ------------------     ------------------     ------------------
  Loss from Operations                                      (64,612)               (34,119)              (206,286)
                                                 ------------------     ------------------     ------------------
  Net Loss                                                  (64,612)               (34,119)              (206,286)

  Deficit Accumulated During the Development
   Stage at Beginning of Period                            (141,674)               (96,521)                    --
                                                 ------------------     ------------------     ------------------
  Deficit Accumulated During the Development
   Stage at End of Period                        $         (206,286)    $         (130,640)    $         (206,286)
                                                 ==================     ==================     ==================

  Net Deficit per Share - Basic                  $            (0.00)    $            (0.01)
  Net Deficit per Share - Diluted                $            (0.00)    $            (0.01)

  Shares used in per Share Calculation:
   Basic                                                 22,951,557              5,582,232
   Diluted                                               22,951,557              5,582,232


                                         See notes to financial statements


                                              GL Energy and Exploration, Inc.
                                           ( A Company in the Development Stage)
                                           Consolidated Statements of Cash Flows
                                               During the Development Stage

                                                             Unaudited              Unaudited             Unaudited
                                                            Nine Months            Nine Months            Inception
                                                               Ended                  Ended                   To
                                                         September 30, 2002     September 30, 2001     September 30, 2002
                                                         ------------------     ------------------     ------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net Loss                                               $          (64,612)    $          (34,119)    $         (206,286)
  Adjustments to Reconcile Net Deficit to Cash:
  Common Stock Issued for Services                                       --                     --                    100
  Fair Value of Services Received                                        --                     --                  3,900
  Minority Interest                                                     (45)                    --                   (119)
  Provided by (Used in) Operations:
  Prepaid Expenses                                                     (200)                    96                   (200)
  Accounts Payable                                                    4,858                (19,052)                 6,804
  Accrued Obligation to Platoro West Incorporated                     4,998                  5,998                 23,421
                                                         ------------------     ------------------     ------------------
  NET CASH (USED) BY OPERATING ACTIVITIES                           (55,001)               (47,077)              (172,380)

CASH FLOWS FROM FINANCING ACTIVITIES:
  Due to Related Parties                                                (38)                34,309                 67,224
  Issuance of Common Stock                                           50,000                 74,900                159,190
                                                         ------------------     ------------------     ------------------
  NET CASH PROVIDED (USED) BY FINANCING ACTIVITIES                   49,962                109,209                226,414

  NET CHANGE IN CASH AND CASH EQUIVALENTS                            (5,039)                62,132                 54,034

  CASH AND CASH EQUIVALENTS
     AT BEGINNING OF PERIOD                                          59,073                  4,401                     --
                                                         ------------------     ------------------     ------------------
  CASH AND CASH EQUIVALENTS
     AT END OF PERIOD                                    $           54,034     $           66,533     $           54,034
                                                         ==================     ==================     ==================

                                             See notes to financial statements

                          NOTES TO FINANCIAL STATEMENTS
                               September 30, 2002
                                   (Unaudited)


1.       General

         The accompanying unaudited financial statements have been prepared in conformity with the accounting principles stated in the audited financial statements for the year ended December 31, 2001, and reflect all adjustments which are, in the opinion of management, necessary for a fair statement of the financial position as of September 30, 2002, and the results of operations for the periods presented. These statements have not been audited but have been reviewed by the company's independent certified public accountants. The operating results for the interim periods are not necessarily indicative of results for the full fiscal year.

         The notes to the consolidated financial statements appearing in the company's annual report as filed on SEC Form 10-KSB for the year ended December 31, 2001, should be read in conjunction with this quarterly report on Form 10-QSB.


2.       Common Stock

         The capitalization of the company was approved to be amended to increase the number of shares of common stock authorized for issuance thereunder from 50,000,000 shares to 100,000,000 shares. The rights of the common stock were not changed. The company's authorized preferred stock was not changed.

         On July 11, 2002, the board of directors passed a resolution authorizing a common stock dividend of one share of common stock for each share of common stock outstanding. The stock dividend was paid on July 29, 2002, to holders of record on July 26, 2002. The financial statements have been retroactively adjusted to reflect the effect of the stock dividend.

         On July 25, 2002, the company completed an offering under Regulation S to two accredited investors. Each investor subscribed for 250,000 shares on a pre-stock dividend basis of common stock for $25,000 cash. Under the subscription agreements the investors were also granted common stock warrants authorizing each investor the right to purchase up to 1,000,000 shares of common stock at $0.25 per share, on a pre-stock dividend basis. The warrants expire on July 31, 2003, if not exercised prior to that date.


3.       Stock Option Plan

         In July 2002, the board of directors and majority of the shareholders adopted and approved an equity performance plan for 6,000,000 shares of common stock to be issued from time to time as determined by the board of directors to directors, employees, consultants and others. The shares under an award may be issued at less than market price in the discretion of the board of directors. No awards under the plan are outstanding.


4.       Subsidiary

         On July 29, 2002, the company's subsidiary, GL Tungsten, Inc. allocated 45,000 shares to Platoro West Incorporated pursuant to the terms of the May 1999 agreement as payment for services. As a result of this transaction, the company holds 99.3% of the outstanding stock of GL Tungsten.

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

Business

         Company Background

         GL Energy and Exploration, Inc. was incorporated in the state of Delaware on October 7, 1998 under the name LRS Group Incorporated. On October 15, 1998, the name of the corporation was changed to LRS Capital, Inc. On October 10, 2001 the name of the corporation was changed to GL Energy and Exploration, Inc. GL Energy is a development stage company.

         In May 1999, we entered into an agreement with a mineral exploration company, under which that company would locate, stake out and record mining claims that the mineral exploration company believed to contain high concentrations of tungsten. The mineral exploration company staked 30 unpatented claims for GL Energy pursuant to this contract. The mineral exploration company assigned this agreement on March 28, 2001 to Platoro West Incorporated. If we default under the contract, the remedy specified in the agreement calls for us to convey to Platoro West all of our right title and interest in the mining claims and to all the mineral resources located therein. As of September 30, 2002, we believe that we have met all of our obligations under this agreement and do not anticipate defaulting on any of the conditions specified in the agreement.

         On October 10, 2001, GL Energy formed GL Tungsten, Inc. as a subsidiary incorporated in the state of Nevada, for the purpose of conducting the mining exploration activities of the company. GL Energy holds 14,940,000 shares of common stock of GL Tungsten, which it acquired for $5,000. GL Energy and Platoro West each assigned its respective obligations under the May 1999 agreement on October 31, 2001 to GL Tungsten. In connection with the assignment, Platoro West agreed to cancel the shares of common stock of GL Energy, which it owned in exchange for 60,000 shares of common stock in GL Tungsten and the right to receive further shares of common stock of GL Tungsten pursuant to the terms of the agreement. As a result of these transactions GL Tungsten is now the primary operating entity of GL Energy, and it currently is a 99.3% owned subsidiary of GL Energy. The financial statements of GL Tungsten have been consolidated with GL Energy in the financial statements included elsewhere herein.

         Company Plan of Operation

         We are engaged in the exploration of mining prospects with tungsten mineralization located in the Western United States. Through GL Tungsten, we currently have a 100% interest in a tungsten project known as Pilot Mountain located Nevada. We intend to conduct an exploration program to determine whether or not the prospect is viable for tungsten mining. Tungsten-bearing minerals such as scheelite and powellite are known to occur in the prospect. We cannot give any assurance that this exploration process will be successful in locating or extracting any tungsten or any other mineral that might produce revenue for us.

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

         In August 2002, the company commissioned a report on the Pilot Mountain project. The report was to assess the existing data that the company has on the property for the principal purpose of gauging the former determinations of mineralization identification and occurrence and the likelihood of current realization on the assets. The report confirms that the earlier mineralization identification, which includes tungsten and other trace metals, and the estimates of tungsten levels are consistent with one another, the geology of the land and the personal surveillance of the property by the geologist preparing the company report. The mineralization identifications and estimates originally were derived using various methods performed on the Desert Sheelite, Garnet and Gunmetal areas of the project, including vertical drill holes, analysis of samples and test mining. Mineralization levels were subject to various extrapolations and dilution factors depending on the tests performed, results, grade evaluations and the geology, none of which were determined to have been improperly carried out.

         Notwithstanding the report making the assessment that the property has potential of being developed by surface open pit mining on a small pit and possibly large pit basis and by partial underground mining, the report indicates that any viable recovery of the mineralizations will depend entirely on economic conditions from time to time dictated by metal prices, mill recoveries and operating cost efficiencies. Any one or all of these factors will have a dramatic effect on the viability of the properties.

         The report recommends that additional information be obtained in respect of the project. Inclined drill holes should be drilled to substantiate or modify current geological interpretations and delineations of any deposits. New preliminary feasibility and scoping studies also must be carried out, using various mineral prices. A comprehensive review should be undertaken of all the metallurgical reports and chemical analyses that exist and new metallurgical tests should be conducted to attempt to improve tungsten recoveries in certain zones of the project. Also, three-dimensional models of the various zones of tungsten mineralization should be prepared by a qualified mining engineer to generate various development scenarios so that a more current cost analysis can be formulated.

         Undertaking any substantive exploration activities will require a significant amount of capital, additional time and compliance with regulatory requirements and ordained methodologies. The current working capital of the company is not adequate to implement exploration of the property at this time. Depending upon the availability of capital and the outlook for the tungsten market, the company will consider undertaking further exploration activities.

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


Financial Condition and Changes in Financial Condition

Overall Operating Results:

         We had no revenues for the quarter ended September 30, 2002, or since our inception.

         We incurred $40,800 in operating expenses for the quarter ended September 30, 2002, as compared to $11,300 for the comparable prior year quarter. The expenses for both periods included legal and accounting fees incurred in connection with our compliance filings with the Securities and Exchange Commission and expenses incurred for mineral rights. In addition, the expenses for the quarter ended September 30, 2002, included the expenses of conducting a study of the existing mineralization reports relating to the company's Pilot Mountain project.

         The net operating loss for the current and prior year quarters were $40,800 and $11,300, respectively and were the result of the aforementioned operating expenses. We have incurred a cumulative net loss since inception of $206,300.

Liquidity and Capital Resources:

         As of September 30, 2002, our assets were $54,000 in cash. Our total liabilities were $97,400, which includes $67,224 in short-term notes payable to shareholders. We also have a liability of $23,400 to Platoro West, Incorporated, which represents our accrued obligations under the terms of an agreement dated May 6, 1999. Total stockholders' deficit at September 30, 2002, was $43,300.

         To partially fund our mining operations to date, we sold shares of our common stock. In August, 2001 we sold 2,364,624 shares of common stock in a self-underwritten, registered offering and received $73,900 in cash. In July 2002, the Company completed an offering under Regulation S to two accredited investors. Each investor subscribed for 500,000 shares of common stock for $25,000 cash. The investors were also granted common stock warrants authorizing each investor the right to currently purchase up to 2,000,000 shares of common stock at $0.125 per share. The warrants expire on July 31, 2003.

         We have also relied on loans from shareholders to fund operations. As of September 30, 2002, two shareholders have loaned the company a total of $63,300. These loans are due on December 31, 2002, and bear 10% interest per annum. Interest on these loans has been waived by the shareholders through December 31, 2002.

         We currently have a working capital deficit of $43,200 and only a minimum of operating cash with which we can fund our future operations. We must obtain adequate funding in order to conduct further evaluation of the Pilot Mountain project and to implement our business plan. If we do not receive adequate funding, we will have to discontinue or substantially scale back our operations.

         We intend to seek either debt or equity capital or both. We have no commitments for funding from any unrelated parties or any other agreements that will provide us with adequate working capital. We cannot give any assurance that we will locate any funding or enter into any agreements that will provide the required operating capital to fund our operations. In addition, we may also consider strategic alliances and mergers and acquisitions as a means to pursue our business plan or otherwise fund the company.

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

         GL Tungsten has an interest in 30 claims through Platoro West located in Mineral County, Nevada.

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


ITEM 3.   CONTROLS AND PROCEDURES

         Based on the evaluation by Mr. Mitchell Geisler, both the chief executive officer and chief accounting officer of the company, of the effectiveness of the company's disclosure controls and procedures conducted as of a date within 90 days of the filing date of this quarterly report, Mr. Geisler concluded that, as of the evaluation date, (i) there were no significant deficiencies or material weaknesses of the company's disclosure controls and procedures, (ii) there were no significant changes in the internal controls or in other factors that could significantly affect internal controls subsequent to the evaluation date, and (iii) no corrective actions were required to be taken.

                            PART II OTHER INFORMATION


ITEM 1.  LEGAL PROCEEDINGS

         None


ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS

         The capitalization of the company was approved to be amended to increase the number of shares of common stock authorized for issuance thereunder from 50,000,000 shares to 100,000,000 shares. The rights of the common stock were not changed. The company's authorized preferred stock was not changed.

         On July 11, 2002, the board of directors passed a resolution authorizing a common stock dividend of one share of common stock for each share of common stock outstanding. The stock dividend was paid on July 29, 2002, to holders of record on July 26, 2002.

         In July 25, 2002, the company completed an offering under Regulation S to two accredited investors. Each investor subscribed for 250,000 shares on a pre-stock dividend basis of common stock for $25,000 cash. Under the subscription agreements the investors were also granted common stock warrants authorizing each investor the right to purchase up to 1,000,000 shares of common stock at $0.25 per share, on a pre-stock dividend basis. The warrants expire on July 31, 2003, if not exercised prior to that date.

         The company received $73,900 in connection with the sale of common stock pursuant to the self-underwritten offering registered on Form SB-2. Of these proceeds, $55,388 have been used for general administration expenses and professional fees, $9,000 has been spent to secure mineral rights, and $9,512 have been used to conduct exploration expenses in connection with the preparation of a report of prior geological activities conduced on the Pilot Mountain project.


ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

         None


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         On July 15, 2002, a majority of the stockholders of the company approved a change in the certificate of incorporation to increase the number of authorized shares of common stock, $.001 par value, from 50,000,000 shares to 100,000,000 shares and adopted an equity performance plan for 6,000,000 shares of common stock. Each proposal was approved by 7,143,396 shares of common stock, representing 62% of the outstanding shares of common stock on the record date. The action was by majority written consent.


ITEM 5.  OTHER INFORMATION

         None

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         a) Exhibits

            3.1 Certificate of Amendment to the Certificate of Incorporation filed September 4, 2002

            4.1    Form of 2002 Equity Performance Plan

         b) Reports on Form 8-K

            None

                                   Signatures


         In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                      REGISTRANT

                                      GL ENERGY AND EXPLORATION, INC.



                                      By: /s/ Mitchell Geisler
                                          --------------------------
                                          Mitchell Geisler, President and
                                          Chairman of the Board  (Principal
                                          Executive Officer and Principal
                                          Accounting Officer)

Date:  November 13, 2002

                              FORM OF CERTIFICATION
                       PURSUANT TO RULE 13a-14 AND 15d-14
              UNDER THE SECURITIES EXCHANGE ACT OF 1934, AS AMENDED

                                  CERTIFICATION


         I, Mitchell Geisler, certify that:

         1. I have reviewed this quarterly report on Form 10-QSB of GL Energy and Exploration, Inc.;

         2. Based on my knowledge, this quarterly report does not contain any untrue statement of material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

         3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

         4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

                (a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

                (b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days of the filing date of this quarterly report (the "Evaluation Date"); and

                (c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

         5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons performing the equivalent functions):

                (a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize, and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

                (b)   any  fraud,   whether  or  not  material,   that  involves
management or other employees who have a significant role in the registrant's internal controls.

         6. The registrant's other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 13, 2002                     /s/ Mitchell Geisler
                                            -----------------------
                                            Name:  Mitchell Geisler
                                            Title: President and Chief Executive
                                                   Officer and Treasurer

                            CERTIFICATION PURSUANT TO
                             18 U.S.C. SECTION 1350
                             AS ADOPTED PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of GL Energy and Exploration, Inc. on Form 10-QSB for the period ended September 30, 2002 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), each of the undersigned, in the capacities and on the dates indicated below, hereby certifies pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that to the best of his knowledge:

1. The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

2. The information contained in the Report fairly presents, in all material respects, the financial condition and results of operation of the Company.

                                              /s/ Mitchell Geisler
                                              ---------------------------
                                              Mitchell Geisler, President and
                                              Chairman of the Board
Dated: November 13, 2002

                                  Exhibit Index


 Exhibit Number         Exhibit Description
 --------------         -------------------

     3.01 Certificate of Amendment to Certificate of Incorporation filed September 4, 2002

     4.01               2002 Equity Performance Plan