Form 10KSB
period 2002-12-31
GL ENERGY & EXPLORATION INC
filed 2003-03-31
CIK 1122771

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                   FORM 10-KSB

                 ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                   FOR THE FISCAL YEAR ENDED DECEMBER 31, 2002

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

           Securities registered pursuant to section 12(g) of the Act:
                                  COMMON STOCK

                                (Title of Class)

     Check  whether  the issuer (1) filed all  reports  required  to be filed by
Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90
days.  Yes [X]   No [ ]

     Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy of information statements incorporated by reference in Part 10-KSB or any amendment to this Form 10-KSB. [X]

     State issuer's revenues for its most recent fiscal year: $0.

     State the aggregate market value of the voting stock held by non-affiliates computed by reference to the price at which the stock was sold, or the average bid and asked prices of such stock as of a specified date within the past 60 days: As of March 26, 2003, the aggregate market price of the voting stock held by non-affiliates was approximately $790,580.

     State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: As of March 26, 2003, the Company had outstanding 23,839,506 shares of its common stock, par value $0.001.

                                TABLE OF CONTENTS

 ITEM NUMBER AND CAPTION                                              PAGE
 -----------------------                                              ----

 PART I

   ITEM 1.    DESCRIPTION OF BUSINESS                                   3
   ITEM 2.    DESCRIPTION OF PROPERTY                                   5
   ITEM 3.    LEGAL PROCEEDINGS                                         5
   ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF
              SECURITY HOLDERS                                          5

 PART II

   ITEM 5.    MARKET FOR REGISTRANTS COMMON EQUITY AND
              RELATED STOCKHOLDER MATTERS                               5
   ITEM 6.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
              FINANCIAL CONDITION OR PLAN OF OPERATION                  7
   ITEM 7.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA              10
   ITEM 8.    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS
              ON ACCOUNTING AND FINANCIAL DISCLOSURE                   20

 PART III

   ITEM 9.    DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND
              CONTROL PERSONS: COMPLIANCE WITH SECTION 16(a)
              OF THE EXCHANGE ACT                                      21
  ITEM 10.    EXECUTIVE COMPENSATION                                   21
  ITEM 11.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL
              OWNERS AND MANAGEMENT                                    22
  ITEM 12.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS           22
  ITEM 13.    EXHIBITS AND REPORTS ON FORM 8-K                         23
  ITEM 14.    CONTROLS AND PROCEDURES                                  23

 SIGNATURES                                                            24
 CERTIFICATION                                                         25

                                     PART I

ITEM 1. DESCRIPTION OF BUSINESS

Company Background

         GL Energy and Exploration, Inc. was incorporated in the state of Delaware on October 7, 1998 under the name LRS Group Incorporated. On October 15, 1998, the name of the corporation was changed to LRS Capital, Inc. On October 10, 2001 the name of the corporation was changed to GL Energy and Exploration, Inc. GL Energy is a development stage company.

         In May 1999, we entered into an agreement with a mineral exploration company, under which that company would locate, stake out and record mining claims that the mineral exploration company believed to contain high concentrations of tungsten. The mineral exploration company staked 30 unpatented claims for GL Energy pursuant to this contract. The mineral exploration company assigned this agreement on March 28, 2001 to Platoro West Incorporated. If we default under the contract, the remedy specified in the agreement calls for us to convey to Platoro West all of our right title and interest in the mining claims and to all the mineral resources located therein. As of December 31, 2002, we believe that we have met all of our obligations under this agreement and do not anticipate defaulting on any of the conditions specified in the agreement.

         On October 10, 2001, GL Energy formed GL Tungsten, Inc. as a subsidiary incorporated in the state of Nevada, for the purpose of conducting the mining exploration activities of the company. GL Energy holds 14,940,000 shares of common stock of GL Tungsten, which it acquired for $5,000. GL Energy and Platoro West each assigned its respective obligations under the May 1999 agreement on October 31, 2001 to GL Tungsten. In connection with the assignment, Platoro West agreed to cancel the shares of common stock of GL Energy, which it owned in exchange for 60,000 shares of common stock in GL Tungsten and the right to receive further shares of common stock of GL Tungsten pursuant to the terms of the agreement. On July 29, 2002, GL Tungsten, Inc. allocated 45,000 shares to Platoro West Incorporated pursuant to the terms of the May 1999 agreement as payment for services. As a result of these transactions GL Tungsten is now the primary operating entity of GL Energy, and it currently is a 99.3% owned subsidiary of GL Energy. The financial statements of GL Tungsten have been consolidated with GL Energy in the financial statements included elsewhere herein.

         GL Energy and Exploration, Inc. through its newly formed wholly owned subsidiary, GL Gold, Inc. has agreed to an asset purchase contract, dated as of February 25, 2003, to acquire a permitted gold mine as well as two un-permitted groups of mining claims which may have gold mineralization. At its election, the company may also acquire certain mining equipment. The mining claims and assets are located in Oregon. Under the terms of the agreement the company paid a $10,000 deposit, and will need to pay an additional $590,000 for the mining claims and $150,000 for the equipment. The purchase is subject to a number of conditions, which must be completed on or before April 30, 2003, including the company raising the purchase amounts, and completing its due diligence. In addition, the company will need working capital going forward. No assurance can be given that the company will consummate the purchase.

Company Plan of Operation

         We are engaged in the exploration of mining prospects with tungsten mineralization located in the Western United States. Through GL Tungsten, we currently have a 100% interest in a tungsten project known as Pilot Mountain located in Nevada. We intend to conduct an exploration program to determine whether or not the prospect is viable for tungsten mining. Tungsten-bearing minerals such as scheelite and powellite are known to occur in the prospect. We cannot give any assurance that this exploration process will be successful in locating or extracting any tungsten or any other mineral that might produce revenue for us.

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

         Undertaking any substantive exploration activities will require a significant amount of capital, additional time and compliance with regulatory requirements and ordained methodologies. The current working capital of the company is not adequate to implement exploration of the property at this time. Depending upon the availability of capital and the outlook for the tungsten market, the company will consider undertaking further exploration activities. We are continuing our search for financing opportunities. We plan to drill more holes, update our feasibility study and conduct metallurgical and economic studies with any financing we might obtain. If we do not receive adequate funding, we will have to discontinue our operations.

         In addition, as previously noted, in February 2003 we made a deposit on a gold mineralization project. Our wholly owned subsidiary, GL Gold, Inc. will be conducting surveys and other exploration activities on the Oregon property to ascertain the viability of the gold mineralization located at that project. We will only perform these activities if we are able to raise adequate capital to consummate this transaction. We will need to raise additional capital above the purchase price in order to conduct these exploration activities. We are currently searching for financing opportunities.

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


ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         On July 15, 2002, a majority of the stockholders of the company approved a change in the certificate of incorporation to increase the number of authorized shares of common stock, $.001 par value, from 50,000,000 shares to 100,000,000 shares and adopted an equity performance plan for 3,000,000 shares (on a pre-stock dividend basis) of common stock. Each proposal was approved by 7,143,396 shares of common stock, representing 62% of the outstanding shares of common stock on the record date. The action was by majority written consent.


                                    PART II


ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

MARKET FOR COMMON STOCK

         On July 15, 2002, the capitalization of the company was approved to be amended to increase the number of shares of common stock authorized for issuance thereunder from 50,000,000 shares to 100,000,000 shares. The rights of the common stock were not changed. The company's authorized preferred stock was not changed.

         On July 11, 2002, the board of directors passed a resolution authorizing a common stock dividend of one share of common stock for each share of common stock outstanding. The stock dividend was paid on July 29, 2002, to holders of record on July 26, 2002.

         In July 2002, the board of directors and majority of the shareholders adopted and approved an equity performance plan for 3,000,000 shares (pre-dividend basis) of common stock to be issued from time to time as determined by the board of directors to directors, employees, consultants and others. The shares under an award may be issued at less than market price in the discretion of the board of directors. No awards under the plan are outstanding as of December 31, 2002.

         The common stock is quoted on the over-the-counter market (OTC BB) under the symbol "GLEE" and quoted in the pink sheets published by the National Quotations Bureau. The trading volume in the Common Stock is presently limited. During the above period, the limited nature of the trading market created the potential for significant changes in the trading price for the Common Stock as a result of relatively minor changes in the supply and demand for Common Stock and perhaps without regard to our business activities. Because of the lack of specific transaction information and our belief that quotations during the period were particularly sensitive to actual or anticipated volume of supply and demand, we do not believe that such quotations during this period are reliable indicators of a trading market for the Common Stock.

         The market price of our common stock may be subject to significant fluctuations in response to numerous factors, including: variations in our annual or quarterly financial results or those of our competitors; conditions in the economy in general; announcements of key developments by competitors; loss of key personnel; unfavorable publicity affecting our industry or us; adverse legal events affecting us; and sales of our common stock by existing stockholders. The last reported sale of our unrestricted common stock was on March 21, 2003 at a price of $0.035 per share.

         We have not paid any dividends to date. We can make no assurance that our proposed operations will result in sufficient revenues to enable profitable operations or to generate positive cash flow. For the foreseeable future, we anticipate that we will use any funds available to finance the growth of our operations and that we will not pay cash dividends to stockholders. The payment of dividends, if any, in the future is within the discretion of the Board of Directors and will depend on our earnings, capital requirements, restrictions imposed by lenders and financial condition and other relevant factors.

         As of March 28, 2003 we have a total of 23,839,506 shares of common stock issued and outstanding.

RECENT SALES OF UNREGISTERED SECURITIES

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

         In March 2003 the company issued 170,000 shares of its common stock in lieu of cash to the Geologist that wrote the August 2002 report on our tungsten property.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

Forward Looking Statements

         When used in this Form 10-KSB and in future filings by GL Energy and Exploration, Inc. with the Securities and Exchange Commission, the words or phrases "will likely result," "management expects," or we expect," "will continue," "is anticipated," "estimated," or similar expression or use of the future tense, are intended to identify forward looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Readers are cautioned not to place undue reliance on any such forward-looking statements, each of which speaks only as of the date made. These statements are subject to risks and uncertainties, some of which are described below and others are described in other parts of this Form 10-KSB. Actual results may differ materially from historical earnings and those presently anticipated or projected. We have no obligation to publicly release the result of any revisions that may be made to any forward-looking statements to reflect anticipated events or circumstances occurring after the date of such statements.

         The financial information set forth in the following discussion should be read with the financial statements of GL Energy and Exploration included elsewhere herein.

Financial Condition and Changes in Financial Condition

Overall Operating Results:

         We had no revenues for the year ended December 31, 2002 or since our inception.

         Our expenses for the year ended December 31, 2002 were $82,800 and were primarily incurred for legal and accounting fees of $29,400 for our SEC compliance filings as well as $18,500 under the mineral rights agreement with Platoro. The remainder of the expenses were incurred for the Geologist report, travel and other business operating expenses.

         Operating expenses for the year ended December 31, 2001 were $45,200. We incurred $22,300 for legal and accounting services rendered in connection with our compliance filings and the registration of shares of our common stock with the Securities and Exchange Commission. Expenses for mineral rights were $15,700. Other operating expenses amounted to $7,200 and were incurred for supplies and stock transfer agent fees

         Net operating losses for the 2002 and 2001 fiscal years were $82,800 and $45,200 respectively, and were a result of the aforementioned operating expenses. We have incurred a cumulative net loss since inception of $224,500.

Liquidity and Capital Resources:

         As of December 31, 2002, our assets were $34,700 of which $34,500 was in cash. Our total liabilities were $94,700, which includes $67,200 in short-term notes payable to shareholders. We also have a liability of $27,100 to Platoro West, Incorporated, which represents our accrued obligations under the terms of an agreement dated May 6, 1999. Total stockholders' deficit at December 31, 2002, was $60,100.

         To partially fund our mining operations to date, we sold shares of our common stock. In August 2001, we sold 2,364,624 shares of common stock in a self-underwritten, registered offering and received $73,900 in cash. In July 2002, the Company completed an offering under Regulation S to two accredited investors. Each investor subscribed for 500,000 (post stock dividend) shares of common stock for $25,000 cash. The investors were also granted common stock warrants authorizing each investor the right to currently purchase up to 2,000,000 shares of common stock at $0.125 per share. The warrants expire on July 31, 2003.

         We have also relied on loans from shareholders to fund operations. As of December 31, 2002, two shareholders have loaned the company a total of $67,200. These loans are due on demand, and bear 10% interest per annum. Interest on these loans has been waived by the shareholders through December 31, 2002.

         We currently have a working capital deficit of $59,900 and only a minimum of operating cash with which we can fund our future operations. We must obtain adequate funding in order to conduct further evaluation of the Pilot Mountain project, the Oregon project and to implement our business plan. If we do not receive adequate funding, we will have to discontinue or substantially scale back our operations.

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

New Accounting Pronouncements

         In June 2001, the Financial Accounting Standards Board ("FASB") issued Statements of Financial Accounting Standards No. 141 "Business Combinations"
("SFAS 141") and No. 142 "Goodwill and Other Intangible Assets ("SFAS 142"). SFAS 141 requires all business combinations initiated after June 30, 2001, to be accounted for under the purchase method. For all business combinations for which the date of acquisition is after June 30, 2001, SFAS 141 establishes specific criteria for the recognition of intangible assets separately from goodwill and requires unallocated negative goodwill to be written off immediately as an extraordinary gain, rather than deferred and amortized. SFAS 142 changes the accounting for goodwill and other intangible assets after an acquisition. The most significant changes made by SFAS 142 are: 1) goodwill and intangible assets with indefinite lives will no longer be amortized; 2) goodwill and intangible assets with definitive lives must be tested for impairment at least annually; and 3) the amortization period for intangible assets with finite lives will no longer be limited to forty years. The Company does not believe that the adoption of these statements will have a material effect on its financial position, results of operations or cash flows.

         In June 2001, the FASB also approved for issuance SFAS 143 "Asset Retirement Obligations." SFAS 143 establishes accounting requirements for retirement obligations associated with intangible long-lived assets, including
1) the timing of the liability recognition, 2) initial measurement of the liability, 3) allocation of asset retirement cost to expense, 4) subsequent measurement of the liability and 5) financial statement disclosures. SFAS 143 requires that an asset retirement cost should be capitalized as part of the cost of the related long-lived asset and subsequently allocated to expense using the systematic and rational method. The Company will adopt the statement effective no later than January 1, 2003, as required. The transition adjustment resulting from the adoption of SFAS 143 will be reported as a cumulative effect of a change in accounting principle. At this time, the Company does not believe that the adoption of this statement will effect its financial position, results of operations or cash flows.

         In August 2001, the FASB also approved SFAS 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." SFAS 144 replaces SFAS 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of." The new accounting model for long-lived assets to be disposed of by sale applies to all long-lived assets, including discontinued operations, and replaces the provisions of APB Opinion No. 30, "Reporting Results of Operations - Reporting the Effects of Disposal of a Segment of a Business'" for the disposal of segments of a business. Statement 144 requires that those long-lived assets be measured at the lower of carrying amount or fair value less cost to sell, whether reported in continuing operations or in discontinued operations. Therefore, discontinued operations will no longer be measured at net realizable value or include amounts for operating losses that have not yet occurred. Statement 144 also broadens the reporting of discontinued operations to include all components of an entity with operations that can be distinguished from the rest of the entity and that will be eliminated from the ongoing operations of the entity in a disposal transaction. The provisions of Statement 144 are effective for financial statements issued for fiscal years beginning after December 15, 2001, and, generally, are to be applied prospectively. At this time, the Company cannot estimate the effect of this statement on its financial position, results of operations or cash flows.

         In April 2002, the FASB approved for issuance Statements of Financial Accounting Standards No. 145, "Rescission of FASB Statements No. 4, 44 and 64, Amendment of SFAS 13, and Technical Corrections" ("SFAS 145"). SFAS 145 rescinds previous accounting guidance, which required all gains and losses from extinguishment of debt be classified as an extraordinary item. Under SFAS 145 classification of debt extinguishment depends on the facts and circumstances of the transaction. SFAS 145 is effective for fiscal years beginning after May 15, 2002 and adoption is not expected to have a material effect on the Company's financial position or results of its operations.

         In July 2002, the FASB issued Statements of Financial Accounting Standards No. 146, "Accounting for Costs Associated with Exit or Disposal Activities" (SFAS 146). SFAS 146 requires companies to recognize costs associated with exit or disposal activities when they are incurred rather than at the date of a commitment to an exit or disposal plan. Examples of costs covered by SFAS 146 include lease termination costs and certain employee severance costs that are associated with a restructuring, discontinued operation, plant closing, or other exit or disposal activity. SFAS 146 is to be applied prospectively to exit or disposal activities initiated after December 31, 2002. The adoption of SFAS 146 is not expected to have a material effect on the Company's financial position or results of its operations.

         In December 2002, the FASB issued Statements of Financial Accounting Standards No. 148 "Accounting for Stock-Based Compensation--Transition and Disclosure--an amendment of FASB Statement No. 123, This Statement amends FASB
Statement No. 123, Accounting for Stock-Based Compensation, to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, this Statement amends the disclosure requirements of Statement 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. The adoption of SFAS 148 is not expected to have a material effect on the Company's financial position or results of its operations.

Inflation

         Our results of operations have not been affected by inflation and we do not expect inflation to have a significant effect on our operations in the future.

ITEM 7. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA



                          INDEX TO FINANCIAL STATEMENTS


                                TABLE OF CONTENTS


                                                                         PAGE


Report of Malone & Bailey, PLLC independent accountants                   F-1

Consolidated Balance Sheet for the year ended December 31, 2002           F-2

Consolidated Statements of Operations for the years ended December 31,
2002 and December 31, 2001 and inception to December 31, 2002             F-3

Consolidated  Statements of Stockholders'  Equity (Deficit) for period
from October 7, 1998 (Inception) through December 31, 2002                F-4

Consolidated Statements of Cash Flows for the years ended December 31,
2002 and December 31, 2001 and inception to December 31, 2002             F-5

Notes to Financial Statements                                             F-6

                          INDEPENDENT AUDITORS' REPORT

To the Board of Directors
GL Energy and Exploration, Inc.
Toronto, Ontario, Canada

We have audited the accompanying consolidated balance sheet of GL Energy and Exploration, Inc. as of December 31, 2002, and the related consolidated statements of operations, stockholders' equity (deficit), and cash flows for the year ended December 31, 2002 and for each of the two years then ended and for period from October 7, 1998 (inception) through December 31, 2002. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits. The financial statements for the period October 7, 1998 (inception) through December 31, 2000, were audited by other auditors whose report dated February 13, 2001, which has been furnished to us, expressed an unqualified opinion on those statements. The financial statements for the period October 7, 1998 (inception) through December 31, 2000, include a net loss of $96,521. Our opinion on the statements of operations, stockholders' equity and cash flows for the period October 7, 1998 through December 31, 2002, insofar as it relates to amounts for prior periods through December 31, 2000, is based solely on the report of other auditors.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, based on our audit and the report of other auditors, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of GL Energy and Exploration, Inc. as of December 31, 2002, and the results of its operations and its cash flows for each of the two years then ended and for the period from October 7, 1998 (inception) through December 31, 2002, in conformity with accounting principles generally accepted in the United States of America.


Malone & Bailey, PLLC
www.malone-bailey.com
Houston, Texas


March 19, 2003

                         GL ENERGY AND EXPLORATION, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                           CONSOLIDATED BALANCE SHEET
                                December 31, 2002

                                     ASSETS

Cash                                                             $  34,456
Prepaid expenses                                                       200
                                                                 ---------
TOTAL ASSETS                                                     $  34,656
                                                                 =========

                 LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Current liabilities:
  Accounts payable                                               $     242
  Accrued obligation to Platoro West, Inc.                          27,132
  Due to shareholder                                                67,225
                                                                 ---------
    Total current liabilities                                       94,599
                                                                 ---------

Commitments

Minority interest                                                      116

STOCKHOLDERS' EQUITY (DEFICIT):
  Preferred stock, $.001 par value, 5,000,000 shares
    authorized, none issued and outstanding                           --
  Common stock, $.001 par value, 100,000,000 shares
    authorized, 23,839,506 shares issued and outstanding            23,840
  Additional paid in capital                                       140,600
  Deficit accumulated during the development stage                (224,499)
                                                                 ---------
    Total Stockholders' Equity (Deficit)                           (60,059)

                                                                 ---------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)             $  34,656
                                                                 =========

               See accompanying summary of accounting policies and
                  notes to consolidated financial statements.

                         GL ENERGY AND EXPLORATION, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                          Years Ended December 31, 2002
                  and 2001 and the Period from October 7, 1998
                      (Inception) through December 31, 2002

                                                                             Inception
                                                                              through
                                             Years Ended December 31,       December 31,
                                              2002             2001             2002
                                          ------------     ------------     ------------
General and administrative:
  Mineral rights                          $     18,454     $     15,716     $     75,998
  Legal and accounting                          29,415           22,306           94,819
  Compensation                                    --               --              3,800
  Transfer agent                                 5,117            4,465           12,462
  Other general and administrative              29,899            2,740           37,554
                                          ------------     ------------     ------------
                                                82,885           45,227          224,633
                                          ------------     ------------     ------------
Minority interests in losses of
  subsidiary                                       (60)             (74)            (134)
                                          ------------     ------------     ------------

Net loss                                  $    (82,825)    $    (45,153)    $   (224,499)
                                          ============     ============     ============
Net loss per share:
  Basic and diluted                       $      (0.00)    $      (0.00)
                                          ============     ============
Weighted average shares outstanding:
  Basic and diluted                         23,105,122       20,185,068
                                          ============     ============

              See accompanying summary of accounting policies and
                   notes to consolidated financial statements.

                         GL ENERGY AND EXPLORATION, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                     CONSOLIDATED STATEMENT OF STOCKHOLDERS'
                 EQUITY (DEFICIT) For the Period from October 7,
                   1998 (Inception) through December 31, 2002

                                                                                             Deficit
                                                                                           accumulated
                                                Common stock              Additional       during the
                                        ----------------------------        paid in        development
                                             Shares          Amount         capital           stage            Total
                                        -----------      -----------      -----------      -----------      -----------
Issuance of common stock to
  founders for $200                       6,301,400      $     6,302      $    (6,102)     $      --        $       200
Fair value of services performed               --               --                300             --                300
Net loss                                       --               --               --             (1,784)          (1,784)
                                        -----------      -----------      -----------      -----------      -----------
Balance,
  December 31, 1998                       6,301,400            6,302           (5,802)          (1,784)          (1,284)
Fair value of services performed               --               --              1,200             --              1,200
Net loss                                       --               --               --            (29,737)         (29,737)
                                        -----------      -----------      -----------      -----------      -----------
Balance,
  December 31, 1999                       6,301,400            6,302           (4,602)         (31,521)         (29,821)
Issuance of common stock to
  under a service agreement                  52,500               52               98             --                150
Issuance of common stock to
  directors for services                  1,400,000            1,400            2,600             --              4,000
Fair value of services performed               --               --              1,200             --              1,200
Conversion of amounts due to
  shareholder to common stock            10,829,140           10,830           20,110             --             30,940
Net loss                                       --               --               --            (65,000)         (65,000)
                                        -----------      -----------      -----------      -----------      -----------
Balance,
  December 31, 2000                      18,583,040           18,584           19,406          (96,521)         (58,531)
Issuance of common stock under
  a service agreement                        35,000               35               65             --                100
Fair value of services performed               --               --              1,200             --              1,200
Sale of common stock                      4,138,966            4,139           69,761             --             73,900
Common shares received and
  retired for minority interest in
  GL Tungsten, Inc.                         (87,500)             (88)            (162)            --               (250)
Net loss                                       --               --               --            (45,153)         (45,153)
                                        -----------      -----------      -----------      -----------      -----------
Balance,
  December 31, 2001                      22,669,506           22,670           90,270         (141,674)         (28,734)
Sale of common stock                      1,000,000            1,000           49,000             --             50,000
Fair value of services performed            170,000              170            1,330             --              1,500
Net loss                                       --               --               --            (82,825)         (82,825)
                                        -----------      -----------      -----------      -----------      -----------
Balance,
  December 31, 2002                      23,839,506      $    23,840      $   140,600      $  (224,499)     $   (60,059)
                                        ===========      ===========      ===========      ===========      ===========

               See accompanying summary of accounting policies and
                   notes to consolidated financial statements.

                         GL ENERGY AND EXPLORATION, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                          Years Ended December 31, 2002
                  and 2001 and the Period from October 7, 1998
                      (Inception) through December 31, 2002

                                                                                        Inception
                                                                                         through
                                                        Years Ended December 31,       December 31,
                                                         2002             2001             2002
                                                     ------------     ------------     ------------
CASH FLOWS FROM OPERATING
  ACTIVITIES
Net loss                                             $    (82,825)    $    (45,153)    $   (224,499)
Adjustments to reconcile net deficit to cash
  used by operating activities:
Common stock issued for services                             --                100              100
Fair value of services received                             1,500            1,200            5,400
Minority interest                                             (60)             (74)            (134)
Net change in:
  Prepaid expenses                                           (200)              96             (200)
  Accounts payable                                         (1,705)         (16,926)             242
  Accrued obligation to Platoro West, Inc.                  8,709            7,220           27,132
                                                     ------------     ------------     ------------
CASH FLOWS USED IN OPERATING
  ACTIVITIES                                              (74,581)         (53,537)        (191,959)
                                                     ------------     ------------     ------------

CASH FLOWS FROM FINANCING
  ACTIVITIES
Proceeds from the sale of common stock                     50,000           73,900          159,190
Increase (decrease) due to shareholder                        (36)          34,309           67,225
                                                     ------------     ------------     ------------
CASH FLOWS FROM FINANCING
  ACTIVITIES                                               49,964          108,209          226,415
                                                     ------------     ------------     ------------

NET INCREASE (DECREASE) IN CASH                           (24,617)          54,672           34,456
Cash, beg. of period                                       59,073            4,401             --
                                                     ------------     ------------     ------------
Cash, end of period                                  $     34,456     $     59,073     $     34,456
                                                     ============     ============     ============

              See accompanying summary of accounting policies and
                   notes to consolidated financial statements.

                         GL ENERGY AND EXPLORATION, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

History and Business Activity

GL Energy and Exploration, Inc. or ("GL Energy" or the "Company") is an exploration stage company with no current business operations. GL Energy was incorporated in the state of Delaware on October 7, 1998 under the name LRS Group Incorporated. On October 15, 1998, the name of the corporation was changed to LRS Capital, Inc. On October 10, 2001, the Company changed its name to GL Energy and Exploration, Inc. from LRS Capital, Inc. GL Energy has acquired certain mining claims.

Principles of Consolidation

The consolidated financial statements include the accounts of GL Energy and its 99.3% owned subsidiary GL Tungsten, Inc. ("GL Tungsten"). All significant intercompany transactions and balances have been eliminated.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the balance sheet. Actual results could differ from those estimates.

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


NOTE 2 - INCOME TAXES

GL Energy has not yet realized income as of the date of this report, no provision for income taxes has been made. At December 31, 2002 a deferred tax asset has not been recorded due to GL Energy's lack of operations to provide income to use the net operating loss carryover of $225,000 that expires in years 2019 through 2022.


NOTE 3 - RELATED PARTY TRANSACTIONS

GL Energy had outstanding loans due from shareholders of $67,225 and $67,261 at December 31, 2002, and 2001, respectively.

In June 2000, GL Energy converted $30,940 of amounts due to related parties by issuing 5,414,570 common shares.


NOTE 4 - SHAREHOLDERS' EQUITY

At December 31, 2002, GL Energy had 100,000,000 authorized common shares, $.001 par value and 5,000,000 authorized preferred shares, $.001 par value. There are no preferred shares issued and outstanding.

In July 2002, GL Energy increased its authorized capital to 105,000,000 shares of which 5,000,000 shares were designated as preferred stock and 100,000,000 shares were designated as common stock. Prior to this change the Company had authorized capital of 55,000,000 shares of which 50,000,000 were designated as common stock and 5,000,000 were designated as preferred stock. The current outstanding shares of common stock and the rights of the common stock were not altered.

In July 2002, the board of directors declared a 1 for 1 stock dividend for each common share issued and outstanding for shareholders of record on July 29, 2002. The stock dividend has been applied retroactively to prior periods.

In July 2002, GL Energy sold 1,000,000 shares of its common stock at $.05 per share. Total net proceeds to GL Energy were $50,000.

In October 2001, GL Energy exchanged 60,000 shares of Tungsten for 87,500 shares of its common stock. The 87,500 shares were immediately retired.

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

In August 2001, GL Energy sold 4,138,966 shares of its common stock at $.0178 per share. Total net proceeds to GL Energy were $73,900.

In April 2001, GL Energy issued 35,000 common shares for services which were valued at $100. Refer to Note 6 for a full discussion of the services.

In June 2000, GL Energy converted $30,940 of amounts due to related parties by issuing 10,829,140 common shares.

In June 2000, GL Energy issued 1,400,000 common shares to three directors for consideration of $200 and compensation for services from the time of their appointment in 2000 through June 30, 2000. Each common share was valued at $0.0028, the equivalent price paid on June 6, 2000 for the conversion of due to related party balances into common shares, and a charge of $3,800 taken to general and administrative expenses, compensation.

In May 2000, GL Energy issued 52,500 common shares for services which were valued at $150, the equivalent price paid on June 6, 2000 for the conversion of due to related party balances into common shares. Refer to Note 6 for a full discussion of the services.

In October 1999, the board of directors declared a 4,500 common share dividend for each common share issued and outstanding for shareholders of record on October 28, 2000. The stock dividend has been applied retroactively to prior periods.

In October 1998, GL Energy issued 6,301,400 common shares to its founders for proceeds of $200.

Since inception, GL Energy has recorded a monthly charge of $100 for the estimated fair value of general and administrative expenses including rent that has been provided to GL Energy by shareholders, officers and directors of GL Energy without charge. These expenses have been charged to GL Energy with a corresponding contribution to additional paid in capital.


NOTE 5 -PERFORMANCE EQUITY PLAN

GL Energy adopted a performance equity plan (the Plan) effective July 2002 which provides for the granting of common stock options to employees of GL Energy. The Plan permits the issuance of up to 3,000,000 shares of common stock. No options have been issued as of December 31, 2002.


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

Per the terms of the contract, the Company has made cash payments of $6,000 and $8,496 in 2002 and 2001, respectively. As additional compensation, the Company has agreed to issue common shares. The Company was initially obligated to issue an aggregate of 420,000 common shares. The Company has issued 83,750 shares of GL Tungsten under this agreement through December 31, 2002.

GL Tungsten is obligated to pay additional cash amounts and issue additional shares to Platoro as follows:

                                  Shares        Cash
                                 --------     --------
      May 6, 2003                  40,000     $ 15,000
      May 6, 2004                       -       20,000
      May 6, 2005                       -       29,000
                                 --------     --------
                                   40,000     $ 64,000
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

GL Tungsten recognizes expenses ratably over the term of the agreement, or approximately $1,222 per month or $14,667 per year from the date of the contract. Expenses increase the accrued obligation to Platoro. Payments made by GL Tungsten reduce the accrued obligation to Platoro. If total payments made exceed total expenses booked, then the Company records the difference as a prepaid expense. Amounts expensed were $14,754 and $15,716 for the years ended December 31, 2002 and 2001, respectively and $72,298 for the period from inception to December 31, 2002. Accrued obligations to Platoro are $27,132 and $18,423 at December 31, 2002 and 2001, respectively.

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

Obligations under the contract must be performed on the basis of "time is of the essence". If GL Tungsten is in default under the contract, the remedy specified in the contract is that it will transfer and convey to Platoro all of its right, title and interest in and to the mining claims and to all the mineral resources located therein to which the contract relates. In addition, in such default, Platoro will retain all amounts previously paid to it and retain all shares previously issued to it under the contract. At December 31, 2002, GL Tungsten believed that it had met all of its past obligations under this agreement.

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

                (iii) The Registrant's Board of Directors participated in and approved the decision to change independent accountants on December 6, 2001.

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


NAME                           AGE               POSITION

Mitchell Geisler                32               President and Chairman
Cindy Roach                     40               Secretary and Director

         Mr. Mitchell Geisler, 32, has been the President and Chairman of the Board since 2000. Mr. Geisler has more than 15 years of experience in the hospitality and services industry. He has been an active member of the Toronto business and tourist district in a variety of capacities, and has worked with many international corporations including, Prime Restaurants, The Keg Restaurants, Cara Foods, and Sire Corp Restaurants. Most recently, during the period 1998 to 2001, Mr. Geisler was president and operator of the Toronto-based 52 Restaurants Inc. He was a supervisor for Imago Restaurants from 1997 to 1998. From 1996 to 1997 he was a manager of Ruby Beets Restaurant. Mr. M. Geisler is a graduate of Toronto's York University in Toronto, and also studied at the University of Tel Aviv. Mr. M. Geisler is a director and president of Blue Fish Entertainment Inc., a development stage company engaged in the hospitality business.

         Ms. Cindy Roach, has been the Secretary and a director since 2000. Ms. Roach has over 10 years experience as a consultant with group benefits and human resources administration. From 1990 to 2000, Ms. Roach was a group benefits consultant at Watson Wyatt Worldwide, a multi national benefits consulting organization.

         During the last five years, no officers or directors have been involved in any legal proceedings, bankruptcy proceedings, criminal proceedings or violated any federal or state securities or commodities laws or engaged in any activity that would limit their involvement in any type of business, securities or banking activities.

         No person who, at any time during our past fiscal year, was a director, officer, or beneficial owner of more than 10% of any class of equity securities failed to file, on a timely basis, any report required by Section 16(a) of the Exchange Act during the most recent fiscal year.


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

OTHER COMPENSATION ARRANGEMENTS

         In July 2002, the board of directors and majority of the shareholders adopted and approved an equity performance plan for 6,000,000 shares of common stock to be issued from time to time as determined by the board of directors to directors, employees, consultants and others. The board of directors of the company believes the 2002 Plan will provide flexibility in structuring compensation arrangements and provide an equity incentive for employees and others who are awarded shares under the 2002 Plan. The shares under an award may be issued at less than market price in the discretion of the board of directors. The Company currently has no commitment to issue any awards under the 2002 Plan. None of the awards as provided under the 2002 Plan are allocated to any particular person or class of persons among those eligible to receive awards. No awards under the plan are outstanding.


ITEM 11.   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         The following table sets forth, as of March 24, 2003, the name and shareholdings of each person who owns of record, or was known by us to own beneficially,* 5% or more of the shares of the common stock currently issued and outstanding; the name and shareholdings, including options to acquire the common stock, of each director; and the shareholdings of all executive officers and directors as a group.


                                                    NUMBER OF        PERCENTAGE
                                                     SHARES              OF
 NAME OF PERSON OR GROUP                             OWNED *         OWNERSHIP
 -----------------------                           ----------        ----------
 Mitchell Geisler  **                                 731,508           3.07%
 Cindy Roach ***                                      350,000           1.47%
 Marni Miller  ****                                 2,520,560          10.57%
 ZDG Investments, Ltd.                             10,684,724          44.82%

 All executive officers and
 Directors as a group (two persons)                 1,081,508           4.54%


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


ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         As of December 31, 2002, ZDG Investments, Ltd., a majority shareholder, and Glen Akselrod, a minority shareholder, loaned the company a total of $67,225 in order to fund operations. Both of the above loans bear 10% interest per annum and are due upon demand. Interest has been waived on both loans for the year ended December 31, 2002.

ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K


a.  Exhibits

Exhibit
Number              Name of Exhibit

3.1 Certificate of Amendment to the Certificate of Incorporation (filed as part of Form 10-QSB on November 13, 2002)

4.1 Form of 2002 Equity Performance Plan (filed as part of Form 10-QSB on November 13, 2002)


b. Reports on Form 8-K

         We filed a current report with the Securities and Exchange Commission on Form 8-K on March 5, 2003 reporting the asset purchase contract, dated as of February 25, 2003, to acquire a permitted gold mine as well as two un-permitted groups of mining claims, which may have gold mineralization. At its election, the company may also acquire certain mining equipment.


ITEM 14. CONTROLS AND PROCEDURES

         Based on the evaluation of the Company's disclosure controls and procedures by Mr. Mitchell Geisler, both the chief executive officer and chief accounting officer of the company, as of a date within 90 days of the filing date of this annual report, such officer has concluded that the Company's disclosure controls and procedures are effective in ensuring that information required to be disclosed by the Company in the reports that it files or submits under the Securities and Exchange Act of 1934, as amended, is recorded, processed, summarized and reported, within the time period specified by the Securities and Exchange Commission's rules and forms.

         There were no significant changes in the Company's internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

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

                                       Date:   March 31, 2003


In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.



      Signature                      Title                            Date
      ---------                      -----                            ----

  /s/ Mitchell Geisler     President & Chairman of the Board     March 31, 2003
 ---------------------
 Mitchell Geisler

  /s/ Cindy Roach          Secretary and Director                March 31, 2003
 ----------------
 Cindy Roach

                              FORM OF CERTIFICATION
                       PURSUANT TO RULE 13a-14 AND 15d-14
              UNDER THE SECURITIES EXCHANGE ACT OF 1934, AS AMENDED

                                 CERTIFICATIONS

         I, Mitchell Geisler, certify that:

1. I have reviewed this annual report on Form 10-KSB of GL Energy and Exploration, Inc.

2. Based on my knowledge, this annual report does not contain any untrue statement of material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report.

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

         (b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days of the filing date of this annual report (the "Evaluation Date"); and

         (c)  presented  in  this  annual  report  our  conclusions   about  the
         effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons performing the equivalent functions):

         (a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize, and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

         (b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officer and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: March 31, 2003                         /s/ Mitchell Geisler
                                             -----------------------------
                                      Name:  Mitchell Geisler
                                      Title: President and Chief Executive
                                             Officer and Treasurer

                            CERTIFICATION PURSUANT TO
                             18 U.S.C. SECTION 1350
                             AS ADOPTED PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Annual Report of GL Energy and Exploration, Inc. (the "Company") on Form 10-KSB for the period ended December 31, 2002 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), the undersigned, in the capacities and on the dates indicated below, hereby certifies pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that to the best of his knowledge:

1. The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

2. The information contained in the Report fairly presents, in all material respects, the financial condition and results of operation of the Company.

Date: March 31, 2003                         /s/ Mitchell Geisler
                                             -----------------------------
                                       Name: Mitchell Geisler
                                      Title: President and Chief Executive
                                             Officer and Treasurer