Form 10KSB/A
period 2002-12-31
GL ENERGY & EXPLORATION INC
filed 2003-04-21
CIK 1122771

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                  FORM 10-KSB/A
                                (Amendment No. 1)

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

23.1                Consent of Malone & Bailey, PLLC (filed herewith)

                                   SIGNATURES


In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                              (Registrant) GL ENERGY AND EXPLORATION, INC.

                                           By  /s/Mitchell Geisler
                                               ----------------------
                                               Mitchell Geisler,
                                               President and Chairman of
                                               the Board


                                         Date  April 21, 2003


In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.



       Signature                        Title                          Date

  /s/ Mitchell Geisler      President & Chairman of the Board     April 21, 2003
  --------------------
  Mitchell Geisler

  /s/ Cindy Roach           Secretary and Director                April 21, 2003
  ---------------
  Cindy Roach