Form 10QSB
period 2003-03-31
GL ENERGY & EXPLORATION INC
filed 2003-05-14
CIK 1122771

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                   FORM 10-QSB

                QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                  For the Quarterly Period ended March 31, 2003

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
                                                         --------------


Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: As of May 1, 2003, the Company had outstanding 23,839,506 shares of its common stock, par value $0.001.

                                TABLE OF CONTENTS

ITEM NUMBER AND CAPTION                                                PAGE

PART I

  ITEM 1.   FINANCIAL STATEMENTS                                         3
  ITEM 2.   MANAGEMENT'S DISCUSSION AND PLAN OF OPERATIONS               7
  ITEM 3    CONTROLS AND PROCEDURES                                     10

PART II

  ITEM 1.   LEGAL PROCEEDINGS                                           11
  ITEM 2.   CHANGES IN SECURITIES AND USE OF PROCEEDS                   11
  ITEM 3.   DEFAULTS UPON SENIOR SECURITIES                             11
  ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS         11
  ITEM 5.   OTHER INFORMATION                                           11
  ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K                            11

                                     PART I

ITEM 1. FINANCIAL STATEMENTS

                         GL Energy and Exploration, Inc.
                      (A Company in the Development Stage)
                           Consolidated Balance Sheets


                                                             March 31,      December 31,
                                                               2003             2002
                                                           ------------     ------------
                                                            Unaudited
ASSETS
  Current Assets:
     Cash and Cash Equivalents                             $     17,498     $     34,456
     Prepaid Expenses                                               200              200
                                                           ------------     ------------
        TOTAL ASSETS                                       $     17,698     $     34,656
                                                           ============     ============
LIABILITIES AND SHAREHOLDERS' EQUITY
  Current Liabilities:
     Accounts Payable                                      $      6,280     $        242
     Accrued Obligation to Platoro West Incorporated             30,798           27,132
     Due to Shareholder                                          68,883           67,225
                                                           ------------     ------------
        Total Liabilities                                       105,961           94,599

  Minority Interest                                                  90              116

  Shareholders' Equity:
     Preferred Stock - $0.001 par value;
        5,000,000 shares authorized, no
        shares issued and outstanding                               --               --
     Common Stock - $0.001 par value;
        100,000,000 shares authorized,
        23,839,506 shares outstanding
        at March 31, 2003                                        23,840           23,840
     Additional Paid-in Capital                                 140,600          140,600
     Deficit Accumulated During the Development Stage          (252,793)        (224,499)
                                                           ------------     ------------
        Total Shareholders' Deficit                             (88,353)         (60,059)
                                                           ------------     ------------
        TOTAL LIABILITIES AND SHAREHOLDERS' DEFICIT        $     17,698     $     34,656
                                                           ============     ============

                        See notes to financial statements

                         GL Energy and Exploration, Inc.
                      (A Company in the Development Stage)
          Consolidated Statements of Operations and Accumulated Deficit
                          During the Development Stage


                                               Three Months       Three Months        Inception
                                                  Ended              Ended                To
                                              March 31, 2003     March 31, 2002     March 31, 2003
                                              --------------     --------------     --------------
                                                Unaudited          Unaudited          Unaudited
REVENUES
  Revenues                                    $         --       $         --       $         --
  Cost of Revenues                                      --                 --                 --
                                              --------------     --------------     --------------
     Gross Margin                                       --                 --                 --

EXPENSES
  Mineral Rights                                      13,666              3,666             89,664
  Legal and Accounting                                 8,362              4,737            103,181
  General and Administrative                           6,292              1,092             60,108
                                              --------------     --------------     --------------
     Total Expenses                                   28,320              9,495            252,953

  Minority Interest in Losses of
  Subsidiary                                             (26)               (15)              (160)
                                              --------------     --------------     --------------
  (Deficit) from Operations                          (28,294)            (9,480)          (252,793)
                                              --------------     --------------     --------------
  Net (Deficit)                                      (28,294)            (9,480)          (252,793)

  Deficit Accumulated During the
   Development Stage at Beginning
   of Period                                        (224,499)          (141,674)              --
                                              --------------     --------------     --------------
  Deficit Accumulated During the
   Development Stage at End of Period         $     (252,793)    $     (151,154)    $     (252,793)
                                              ==============     ==============     ==============

  Net Deficit per Share - Basic               $        (0.00)    $        (0.00)
  Net Deficit per Share - Diluted             $        (0.00)    $        (0.00)

  Shares used in per Share Calculation:
   Basic                                          23,839,506         22,669,506
   Diluted                                        23,839,506         22,669,506

                        See notes to financial statements

                         GL Energy and Exploration, Inc.
                      (A Company in the Development Stage)
                      Consolidated Statements of Cash Flows
                          During the Development Stage


                                                         Three Months       Three Months        Inception
                                                            Ended              Ended                To
                                                        March 31, 2003     March 31, 2002     March 31, 2003
                                                        --------------     --------------     --------------
                                                          Unaudited          Unaudited          Unaudited
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net Deficit                                           $      (28,294)    $       (9,480)    $     (252,793)
  Adjustments to Reconcile Net Deficit to Cash:
  Common Stock Issued for Services                                --                 --                  100
  Fair Value of Services Received                                 --                 --                5,400
  Minority Interest                                                (26)                15               (160)
  Provided by (Used in) Operations:
  Prepaid Expenses                                                --                 --                 (200)
  Accounts Payable                                               6,038                603              6,280
  Accrued Obligation to Platoro West Incorporated
                                                                 3,666              3,666             30,798
                                                        --------------     --------------     --------------
  NET CASH (USED) BY OPERATING ACTIVITIES                      (18,616)            (5,196)          (210,575)

CASH FLOWS FROM FINANCING ACTIVITIES:
  Due to Related Parties                                         1,658               --               68,883
  Issuance of Common Stock                                        --                 --              159,190
                                                        --------------     --------------     --------------
  NET CASH PROVIDED (USED) BY FINANCING ACTIVITIES               1,658               --              228,073

  NET CHANGE IN CASH AND CASH EQUIVALENTS                      (16,958)            (5,196)            17,498

  CASH AND CASH EQUIVALENTS
    AT BEGINNING OF PERIOD                                      34,456             59,073               --
                                                        --------------     --------------     --------------
  CASH AND CASH EQUIVALENTS
    AT END OF PERIOD                                    $       17,498     $       53,877     $       17,498
                                                        ==============     ==============     ==============

                        See notes to financial statements

                          NOTES TO FINANCIAL STATEMENTS
                                 March 31, 2003
                                   (Unaudited)

1.       General

         The accompanying unaudited financial statements have been prepared in conformity with the accounting principles stated in the audited financial statements for the year ended December 31, 2002, and reflect all adjustments which are, in the opinion of management, necessary for a fair statement of the financial position as of March 31, 2003, and the results of operations for the periods presented. These statements have not been audited but have been reviewed by the company's independent certified public accountants. The operating results for the interim periods are not necessarily indicative of results for the full fiscal year.

         The notes to the consolidated financial statements appearing in the company's annual report as filed on SEC Form 10-KSB for the year ended December 31, 2002, should be read in conjunction with this quarterly report on Form 10-QSB.

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

Tungsten Operations

         We are engaged in the exploration of mining prospects with tungsten mineralization located in the Western United States. Tungsten is considered to be an important industrial mineral. It has many uses in the industrialized world. Some of the more common uses of tungsten include its utilization with other metals to provide strength and a wear resistance for various kinds of tools used in construction, mining and metal working. It is also used in many household products such as light bulbs, television sets and magetrons for microwave ovens as well as in munitions, such as bullets, because of its strength and its being environmentally superior to lead or uranium.

         We have an agreement with Platoro West Incorporated, a mineral exploration company, under which that company would locate, stake out and record mining claims that the mineral exploration company believed to contain high concentrations of tungsten. The mineral exploration company staked 30 unpatented claims for GL Energy pursuant to this contract. If we default under the contract, the remedy specified in the agreement calls for us to convey to Platoro West all of our right title and interest in the mining claims and to all the mineral resources located therein. As of March 31, 2003 we believe that we have met all of our obligations under this agreement and do not anticipate defaulting on any of the conditions specified in the agreement.

         On October 10, 2001, GL Energy formed GL Tungsten, Inc. as a subsidiary incorporated in the state of Nevada, for the purpose of conducting the mining exploration activities of the company. GL Energy and Platoro West each assigned its respective obligations under the mineral exploration agreement to GL Tungsten. GL Energy owns 99.3% and Platoro West owns .7% of GL Tungsten. The financial statements of GL Tungsten have been consolidated with GL Energy in the financial statements included elsewhere herein.

         Through GL Tungsten, we currently have a 100% interest in a tungsten project known as Pilot Mountain located in Nevada. In August 2002, the company commissioned a geological report on the Pilot Mountain project. The report was to assess the existing data that the company has on the property for the principal purpose of gauging the former determinations of mineralization identification and occurrence and the likelihood of current realization on the assets. The report confirms that the earlier mineralization identification, which includes tungsten and other trace metals, and the estimates of tungsten levels are consistent with one another, the geology of the land and the personal surveillance of the property by the geologist preparing the company report. Notwithstanding the report making the assessment that the property has potential of being developed by surface open pit mining on a small pit and possibly large pit basis and by partial underground mining, the report indicates that any viable recovery of the mineralizations will depend entirely on economic conditions from time to time dictated by metal prices, mill recoveries and operating cost efficiencies. Any one or all of these factors will have a dramatic effect on the viability of the properties.

         In addition, the report recommends that additional information be obtained in respect of the project. Inclined holes should be drilled to substantiate or modify current geological interpretations and delineations of any deposits. New preliminary feasibility and scoping studies also must be carried out, using various mineral prices. A comprehensive review should be undertaken of all the metallurgical reports and chemical analyses that exist and new metallurgical tests should be conducted to attempt to improve tungsten recoveries in certain zones of the project. Also, three-dimensional models of the various zones of tungsten mineralization should be prepared by a qualified mining engineer to generate various development scenarios so that a more current cost analysis can be formulated.

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

Gold Operations

         In February 2003 we formed a new wholly owned subsidiary, GL Gold, Inc. GL Gold has agreed to an asset purchase agreement, dated as of February 25, 2003, to acquire a permitted gold mine as well as two un-permitted groups of mining claims, which may have gold mineralization. At its election, the company may also acquire certain mining equipment. The mining claims and assets are located in Oregon.

         The agreement required the company to pay a $10,000 deposit, as well as a further $590,000 for the mining claims and $150,000 for the equipment. The purchase is subject to a number of conditions, which originally required completion on or before April 30, 2003, including the company raising the purchase amounts, and completing its due diligence. In April 2003, the company and the seller agreed to extend the closing deadline to July 31, 2003. GL Gold has begun conducting surveys and other exploration activities on this property to ascertain the viability of the gold mineralization located at that project. We will need to raise additional capital above the purchase price in order to conduct these exploration activities. In addition, the company will need working capital going forward. We are currently searching for financing opportunities. No assurance can be given that the company will consummate the purchase.

Financial Condition and Changes in Financial Condition

Overall Operating Results:

         We had no revenues for the quarter ended March 31, 2003, or since our inception.

         We incurred $28,320 in operating expenses for the quarter ended March 31, 2003. The expenses included legal and accounting fees of $8,362 incurred in connection with our compliance filings with the Securities and Exchange Commission and fees associated with the preparation of documents relating to the asset purchase agreement. Mineral rights expenses totaled $13,666, which includes the $10,000 non-refundable deposit made on the gold mine prospect. In addition, we had $3,500 in consulting fees related to the gold mine project. The remaining expenses were incurred for general business operations.

         Operating expenses for the quarter ended March 31, 2002 were $9,495. Legal and accounting services rendered in connection with our compliance filings with the SEC were $4,737. We incurred $3,666 in expenses for mineral rights associated with the tungsten operations. Other operating expenses were incurred for supplies and stock transfer agent fees.

         The net operating loss for the current and prior year quarters were $28,294 and $9,480, respectively and were the result of the aforementioned operating expenses

Liquidity and Capital Resources:

         Since our inception we have had minimum working capital to fund our operations. In order to fund our operations we have relied on the sale of our common stock and loans from shareholders.

         To fund our mining exploration operations to date, we sold shares of our common stock. These sales were comprised of 2,364,624 shares of our common stock registered in 2001 and our Regulation S offering of 1,000,000 shares in 2002, which also had attached warrants to purchase 2,000,000 shares of common stock. These warrants expire on July 31, 2003. All shares and warrants are on a pre-stock split basis.

         We have also relied on loans from shareholders to fund operations. As of March 31, 2003, two shareholders have loaned the company a total of $68,883. These loans are due on demand and bear 10% interest per annum. We currently have a working capital deficit and only a minimum of operating cash with which we can fund our future operations. We must obtain adequate funding in order to conduct further evaluations of the tungsten and gold projects and to implement our business plan. If we do not receive adequate funding, we will have to discontinue or substantially scale back our operations.

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

New Accounting Pronouncements

         In April 2002, the FASB approved for issuance Statements of Financial Accounting Standards No. 145, "Rescission of FASB Statements No. 4, 44 and 64, Amendment of SFAS 13, and Technical Corrections" ("SFAS 145"). SFAS 145 rescinds previous accounting guidance, which required all gains and losses from extinguishment of debt be classified as an extraordinary item. Under SFAS 145 classification of debt extinguishment depends on the facts and circumstances of the transaction. SFAS 145 is effective for fiscal years beginning after May 15, 2002 and is not expected to have a material effect on the Company's financial position or results of its operations.

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


ITEM 3.  CONTROLS AND PROCEDURES

         Based on the evaluation of the Company's disclosure controls and procedures by Mr. Mitchell Geisler, both the chief executive officer and chief accounting officer of the company, as of a date within 90 days of the filing date of this quarterly report, such officer has concluded that the Company's disclosure controls and procedures are effective in ensuring that information required to be disclosed by the Company in the reports that it files or submits under the Securities and Exchange Act of 1934, as amended, is recorded, processed, summarized and reported, within the time period specified by the Securities and Exchange Commission's rules and forms.

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

                            PART II OTHER INFORMATION


ITEM 1.  LEGAL PROCEEDINGS

         None


ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS

Changes in Common Equity

         On April 23, 2003, a majority of the stockholders of the company approved a change in the capitalization of the Company to effect a reverse split of the common stock at the rate of one share for every 22 shares outstanding and thereafter to increase the authorized common stock, $.001 par value ("Common Stock"), from 4,545,454 shares to 100,000,000. A performance equity plan for 10,000,000 shares (on a post-stock split basis) of Common Stock ("2003 Performance Equity Plan") was also approved. The rights of the common stock were not changed. These capitalization changes have not been reflected in the accompanying financial statements.

Recent Sales of Unregistered Securities

         In March 2003, the company issued 170,000 shares of its common stock in lieu of cash to the Geologist that wrote the August 2002 report on our tungsten property.

         In July 25, 2002, the company completed an offering under Regulation S to two accredited investors. Each investor subscribed for 500,000 shares on a pre-stock split basis of common stock for $25,000 cash. Under the subscription agreements the investors were also granted common stock warrants authorizing each investor the right to purchase up to 1,000,000 shares of common stock on a pre-stock split basis at $0.25 per share, on a pre-stock dividend basis. The warrants expire on July 31, 2003, if not exercised prior to that date.


ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

         None


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         None


ITEM 5.  OTHER INFORMATION

         None


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         a)     Exhibits

         3.1    Certificate of Amendment to the Certificate of Incorporation (1)

         4.1    Form of 2003 Equity Performance Plan (1)

         (1) Previously filed with Form DEF 14c (information statement) on May 5, 2003.

         b)     Reports on Form 8-K

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

                                        REGISTRANT

                                        GL ENERGY AND EXPLORATION, INC.

                                        By: /s/ Mitchell Geisler
                                            --------------------
                                             Mitchell  Geisler, President and
                                             Chairman of the Board (Principal
                                             Executive Officer and Principal
                                             Accounting Officer)
Date:  May 14, 2003

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


Date: May 14, 2003                          /s/ Mitchell Geisler
                                            ------------------------------------
                                            Name:  Mitchell Geisler
                                            Title: President and Chief Executive
                                                   Officer and Treasurer

                            CERTIFICATION PURSUANT TO
                             18 U.S.C. SECTION 1350
                             AS ADOPTED PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of GL Energy and Exploration, Inc. on Form 10-QSB for the period ended March 31, 2003 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), each of the undersigned, in the capacities and on the dates indicated below, hereby certifies pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that to the best of his knowledge:

1. The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

2. The information contained in the Report fairly presents, in all material respects, the financial condition and results of operation of the Company.

                                            /s/ Mitchell Geisler
                                            -------------------------------
                                            Mitchell Geisler, President and
                                            Chairman of the Board
Dated: May 14, 2003