Form 10QSB
period 2003-06-30
GL ENERGY & EXPLORATION INC
filed 2003-08-14
CIK 1122771

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                   FORM 10-QSB

                QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934


                  For the Quarterly Period ended June 30, 2003


                        Commission File Number 000-31032


                         GL ENERGY AND EXPLORATION, INC.
               --------------------------------------------------
               (Exact name of registrant as specified in charter)


                     Delaware                        52-2190362
          -------------------------------        -------------------
          (State or other jurisdiction of         (I.R.S. Employer
           incorporation or organization)        Identification No.)


          #300-1497 Marine Drive, West Vancouver, B.C.     V7T 1B8
          --------------------------------------------    ----------
            (Address of principal executive offices)      (Zip Code)


     Registrant's telephone number, including area code   (604) 926-2873
                                                          --------------


Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been
subject to such filing requirements for the past 90 days.   Yes [X]   No [ ]

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: As of July 31, 2003, the Company had outstanding 24,333,614 shares of its common stock, par value $0.001.

                                TABLE OF CONTENTS

ITEM NUMBER AND CAPTION                                                  PAGE

PART I

  ITEM 1.   FINANCIAL STATEMENTS....................................       3
  ITEM 2.   MANAGEMENT'S DISCUSSION AND PLAN OF OPERATIONS..........       8
  ITEM 3    CONTROLS AND PROCEDURES.................................      12

PART II

  ITEM 1.   LEGAL PROCEEDINGS.......................................      13
  ITEM 2.   CHANGES IN SECURITIES AND USE OF PROCEEDS...............      13
  ITEM 3.   DEFAULTS UPON SENIOR SECURITIES.........................      14
  ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.....      14
  ITEM 5.   OTHER INFORMATION.......................................      14
  ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K........................      14

                                     PART I

ITEM 1.  FINANCIAL STATEMENTS

                         GL Energy and Exploration, Inc.
                      (A Company in the Development Stage)
                           Consolidated Balance Sheets

                                                            Unaudited         Audited
                                                             June 30,       December 31,
                                                               2003             2002
                                                           ------------     ------------
ASSETS
   Current Assets:
      Cash and Cash Equivalents                            $        830     $     34,456
      Investment in Joint Venture                                20,000             --
      Prepaid Expenses                                            3,240              200
                                                           ------------     ------------
         TOTAL ASSETS                                      $     24,070     $     34,656
                                                           ============     ============

LIABILITIES AND SHAREHOLDERS' EQUITY
   Current Liabilities:
      Accounts Payable                                     $     54,334     $        242
      Accrued Obligation to Platoro West Incorporated            34,464           27,132
      Due to Shareholder                                         35,000           67,225
                                                           ------------     ------------
         Total Liabilities                                      123,798           94,599

   Minority Interest                                                 64              116

   Shareholders' Equity:
      Preferred Stock - $0.001 par value;
         5,000,000 shares authorized, no
         shares issued and outstanding                             --               --
      Common Stock - $0.001 par value;
         100,000,000 shares authorized,
         24,333,614 and 1,083,614 shares
         outstanding at June 30, 2003 and
         December 31, 2002                                       24,334            1,084
      Additional Paid-in Capital                                168,277          163,356
      Deficit Accumulated During the Development Stage         (292,402)        (224,499)
                                                           ------------     ------------
         Total Shareholders' Deficit                            (99,792)         (60,059)
                                                           ------------     ------------
         TOTAL LIABILITIES AND SHAREHOLDERS' DEFICIT       $     24,070     $     34,656
                                                           ============     ============

                        SEE NOTES TO FINANCIAL STATEMENTS

                         GL Energy and Exploration, Inc.
                      (A Company in the Development Stage)
          Consolidated Statements of Operations and Accumulated Deficit
                          During the Development Stage

                                                      Unaudited         Unaudited
                                                    Three Months      Three Months
                                                        Ended             Ended
                                                    June 30, 2003     June 30, 2002
                                                    -------------     -------------
REVENUES
   Revenues                                         $        --       $        --
   Cost of Revenues                                          --                --
                                                    -------------     -------------
      Gross Margin                                           --                --

EXPENSES
   Mineral Rights                                          (3,834)            3,666
   Legal and Accounting                                    18,085             9,978
   General and Administrative                              43,645               679
                                                    -------------     -------------
      Total Expenses                                       57,896            14,323

   Minority Interest in Losses of Subsidiary                  (26)              (14)
                                                    -------------     -------------
   Loss from Operations                                   (57,870)          (14,309)
                                                    -------------     -------------

   Gain on Disposal of Subsidiary                          18,261              --
                                                    -------------     -------------
   NET LOSS                                               (39,609)          (14,309)

   Deficit Accumulated During the
     Development Stage at Beginning
     of Period                                           (252,793)         (151,154)
                                                    -------------     -------------
   Deficit Accumulated During the
     Development Stage at End of Period             $    (292,402)    $    (165,463)
                                                    =============     =============

   Net Loss per Share - Basic and Diluted           $       (0.00)    $       (0.03)

   Shares used in per Share Calculation:
    Basic and Diluted                                   8,791,746           515,216


                        SEE NOTES TO FINANCIAL STATEMENTS

                         GL Energy and Exploration, Inc.
                      (A Company in the Development Stage)
          Consolidated Statements of Operations and Accumulated Deficit
                          During the Development Stage

                                                      Unaudited         Unaudited         Unaudited
                                                     Six Months        Six Months         Inception
                                                        Ended             Ended              To
                                                    June 30, 2003     June 30, 2002     June 30, 2003
                                                    -------------     -------------     -------------
REVENUES
   Revenues                                         $        --       $        --       $        --
   Cost of Revenues                                          --                --                --
                                                    -------------     -------------     -------------
      Gross Margin                                           --                --                --

EXPENSES
   Mineral Rights                                           9,832             7,332            85,830
   Legal and Accounting                                    26,447            14,715           121,266
   General and Administrative                              49,937             1,771           103,753
                                                    -------------     -------------     -------------
      Total Expenses                                       86,216            23,818           310,849

   Minority Interest in Losses of Subsidiary                  (52)              (29)             (186)
                                                    -------------     -------------     -------------
   Loss from Operations                                   (86,164)          (23,789)         (310,663)
                                                    -------------     -------------     -------------

   Gain on Disposal of Subsidiary                          18,261              --              18,261
                                                    -------------     -------------     -------------
   Net Loss                                               (67,903)          (23,789)         (292,402)

   Deficit Accumulated During the
     Development Stage at Beginning
     of Period                                           (224,499)         (141,674)             --
                                                    -------------     -------------     -------------
   Deficit Accumulated During the
     Development Stage at End of Period             $    (292,402)    $    (165,463)    $    (292,402)
                                                    =============     =============     =============

   Net Loss per Share - Basic and Diluted           $       (0.01)    $       (0.05)

   Shares used in per Share Calculation:
     Basic and Diluted                                  4,958,973           515,216


                        SEE NOTES TO FINANCIAL STATEMENTS

                         GL Energy and Exploration, Inc.
                      (A Company in the Development Stage)
                      Consolidated Statements of Cash Flows
                          During the Development Stage

                                                            Unaudited         Unaudited         Unaudited
                                                           Six Months        Six Months         Inception
                                                              Ended             Ended              To
                                                          June 30, 2003     June 30, 2002     June 30, 2003
                                                          -------------     -------------     -------------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net Loss                                               $     (67,903)    $     (23,789)    $    (292,402)
   Adjustments to Reconcile Net Deficit to Cash:
   Common Stock Issued for Services                               5,130              --               5,230
   Fair Value of Services Received                                 --                --               5,400
   Minority Interest                                                (52)               29              (186)
   Provided by (Used in) Operations:
   Prepaid Expenses                                                --                --                (200)
   Accounts Payable                                              54,092             5,871            54,334
   Accrued Obligation to Platoro West Incorporated                7,332             1,332            34,464
                                                          -------------     -------------     -------------
   NET CASH USED IN OPERATING ACTIVITIES                         (1,401)          (16,557)         (193,360)

CASH FLOWS FROM FINANCING ACTIVITIES:
   Due to Related Parties                                       (32,225)           (4,000)           35,000
   Issuance of Common Stock                                        --                --             159,190
                                                          -------------     -------------     -------------
   NET CASH PROVIDED (USED) IN FINANCING ACTIVITIES             (32,225)           (4,000)          194,190

   NET CHANGE IN CASH AND CASH EQUIVALENTS                      (33,626)          (20,557)              830

   CASH AND CASH EQUIVALENTS
      AT BEGINNING OF PERIOD                                     34,456            59,073              --
                                                          -------------     -------------     -------------
   CASH AND CASH EQUIVALENTS
      AT END OF PERIOD                                    $         830     $      38,516     $         830
                                                          =============     =============     =============
SUPPLEMENTAL NON-CASH TRANSACTIONS:
   Issuance of common stock for assets                    $      23,040     $        --       $      23,040
                                                          =============     =============     =============

                        SEE NOTES TO FINANCIAL STATEMENTS

                         GL Energy and Exploration, Inc.
                          NOTES TO FINANCIAL STATEMENTS
                                  June 30, 2003
                                   (Unaudited)

1.       General

         The accompanying unaudited financial statements have been prepared in conformity with the accounting principles stated in the audited financial statements for the year ended December 31, 2002, and reflect all adjustments which are, in the opinion of management, necessary for a fair statement of the financial position as of June 30, 2003, and the results of operations for the periods presented. These statements have not been audited but have been reviewed by the company's independent certified public accountants. The operating results for the interim periods are not necessarily indicative of results for the full fiscal year.

         The notes to the consolidated financial statements appearing in the company's annual report as filed on SEC Form 10-KSB for the year ended December 31, 2002, should be read in conjunction with this quarterly report on Form 10-QSB.


2.       Common Stock

         The Company's Board of Directors obtained written consents from a majority of the stockholders as of April 23, 2003, approving a change in the capitalization of the Company to effect a reverse split of the common stock at the rate of one share for every 22 shares outstanding and thereafter to increase the authorized common stock, $.001 par value ("Common Stock"), from 4,545,454 shares to 100,000,000 and adopting a performance equity plan for 10,000,000 shares (on a post-stock split basis) of Common Stock. All share and per share amounts have been restated to reflect the retroactive effect of the stock split.


3.       Investment in Joint Venture

         In June 2003, GLEE issued 20,000,000 shares of common stock, for an investment in a mining claim in Chile. These shares were issued to two individuals, as follows: Donald Byers - 17,500,000 and Arthur Lang - 2,500,000. In addition, the Purchase Agreement provided that the current directors and officers would resign effective upon fulfilling the Securities and Exchange Commission notice requirements pursuant to the proxy rules and Schedule 14C, at which time Messrs. Byers and Lang would become directors and Mr. Byers would be appointed the president and Mr. Lang would be appointed the secretary and treasurer of GLEE.

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

         Prior to May 29, 2003 our plan of operation was to be engaged in the exploration of mining prospects with tungsten mineralization located in the Western United States. We have an agreement with Platoro West Incorporated, a mineral exploration company, under which that company would locate, stake out and record mining claims that the mineral exploration company believed to contain high concentrations of tungsten. The mineral exploration company staked 30 unpatented claims for GL Energy pursuant to this contract. If we default under the contract, the remedy specified in the agreement calls for us to convey to Platoro West all of our right title and interest in the mining claims and to all the mineral resources located therein. On October 10, 2001, GL Energy formed GL Tungsten, Inc. as a subsidiary incorporated in the state of Nevada, for the purpose of conducting the mining exploration activities of the company. GL Energy and Platoro West each assigned its respective obligations under the mineral exploration agreement to GL Tungsten. GL Energy owns 99.3% and Platoro West owns .7% of GL Tungsten. We currently do not have the financial resources to bring this mining project to fruition and believe that we will default on our obligations to Platoro West.

         In February 2003 we formed a new wholly owned subsidiary, GL Gold, Inc. GL Gold agreed to an asset purchase agreement, dated as of February 25, 2003, to acquire a permitted gold mine as well as two un-permitted groups of mining claims, which may have gold mineralization. At its election, the company may also acquire certain mining equipment. The mining claims and assets are located in Oregon. The agreement required the company to pay a $10,000 deposit, as well as $590,000 for the mining claims and $150,000 for the equipment. The purchase was subject to a number of conditions, which originally required completion on or before April 30, 2003, including the company raising the purchase amounts, and completing its due diligence. In April 2003, the company and the seller agreed to extend the closing deadline to July 31, 2003. In lieu of funding this project we disposed of this subsidiary as noted below.

         On May 29, 2003, GL Energy and Exploration Inc. ("GLEE") and Wellstar International Inc., a Nevada corporation ("Wellstar"), entered into an asset purchase agreement ("Purchase Agreement") to acquire all of Wellstar's 60% interest in two mineral claims located in Chile, known as LaBarca Deposit and Duna Choapa Norte Deposit (together referred to as the "Claims") and certain Joint Venture Agreements between SEM Mining Corporation S.A. and Wellstar ("JVA's"). The rights include the interest to market and benefit from certain specified heavy metal minerals that may be obtained from the Claims, including gold, rutile, zircon, magnetite, ilmenite, nickel and rare earth oxides. There is no assurance that these Claims have any of these mineralizations or that they will occur in commercial levels or be economically recoverable. The obligations under the JVA's include having to raise capital to fund the Pilot Plant. This funding obligation, which may be subject to schedule adjustments, includes
US$2,000,000 which was originally due on or before June 22, 2003 and US$8,000,000 on or before January 22, 2004, On June 20, 2003, GL Energy and SEM Mining Corporation S.A. ("SEM") have amended their Joint Venture Agreement relative to GLEE advancing $2,000,000 US to SEM by June 22, 2003 in order to finance the Pilot Plant Phase into commercial production. GLEE, under the revised terms, will advance the sum of $200,000 US on or before July 1, 2003 and the remaining balance of $1,800,000 US will be paid on or before July 31, 2003.

         On July 1, 2003 we signed a Letter of Intent with a venture capital firm from the U.S. The loan amount is $3,000,000 in US currency for the purchase and construction of a Pilot Plant for the Duna Chaopa Norte and La Barca ore-body. The Pilot Plant should generate cash flow within six months of initial financing. The Company is now in the due diligence phase of the Letter of Intent. We can give no assurance that this financing arrangement will be completed.

History of the Claims

         The personnel of SEM Mining originally started preliminary evaluation work on the La Barca-Choapa Norte heavy mineral sands project in late 1995 as part of a larger series of heavy mineral sands deposits. In 1996 and 1997 the La Barca-Choapa Norte project in conjunction with the adjoining Choapa Sur project were extensively explored and tested which involved huge drill sampling, mapping and bench testing with environmentally friendly and modern gravity and electro-magnetic systems to recover the heavy mineral components Rutile (Titanium), ilemenite, magnetite, olivine, rare earth oxides, and fine free gold. In 1997 the company conducted tests to develop marketable products utilizing the light mineral components of the deposits.

Consideration for JVA's

         The consideration for the Claims and JVA's was 20,000,000 shares of the GLEE's common stock, $.001 par value. These shares were issued to two individuals, at the direction of Wellstar, as follows: Donald Byers - 17,500,000 and Arthur Lang - 2,500,000. In addition, the Purchase Agreement provided that the current directors and officers would resign effective upon fulfilling the Securities and Exchange Commission notice requirements pursuant to the proxy rules and Schedule 14C, at which time Messrs. Byers and Lang would become directors and Mr. Byers would be appointed the president and Mr. Lang would be appointed the secretary and treasurer of GLEE.

         As a result of the issuance of the 20,000,000 shares of Common Stock and the change of the Board of Directors and officers, there has been a change of control of GLEE.

         In connection with the acquisition, we transferred our wholly owned subsidiary, GL Gold, Inc., to a debt holder in partial repayment of an outstanding loan. All obligations of GL Gold as noted were transferred with the subsidiary. The transfer will also permit GLEE to focus its efforts on the Claims and fulfilling its obligations under the JVA's.

Financial Condition and Changes in Financial Condition

Overall Operating Results:

         We had no revenues for the quarter ended June 30, 2003, or since our inception.

         We incurred $57,896 in operating expenses for the quarter ended June 30, 2003. The expenses included legal and accounting fees of $18,085 incurred in connection with our compliance filings with the Securities and Exchange Commission and fees associated with the preparation of documents relating to the asset purchase agreement. In order to create a public awareness as to our new plan of operation we incurred $18,927 for public relations services. We entered into a management agreement with our president for $8,000 per month in lieu of wages. These management fees will be accrued and will not be paid until the Company receives adequate funding. In addition, we recognized a gain on our disposal of GL Gold in the amount of $18,261. Consulting fees for past services paid in shares of common stock totaled $5,130. The remaining expenses were incurred for advertising, SEC filing fees, general office expenses, stock transfer fees and travel.

         We incurred $14,323 in operating expenses for the quarter ended June 30, 2002. The primary expenses were for legal and accounting fees in the amount of $9,978 incurred in connection with our compliance filings with the Securities and Exchange Commission and $3,666 in expenses incurred for mineral rights.

         For the six months ended June 30, 2003 our operating expenses totaled $86,216, a vast majority of which were incurred during the current quarter and were discussed above. In addition we incurred $13,666 in mineral rights expenses for the tungsten project during the first three months and $8,362 in legal and accounting fees for SEC compliance filings.

         For the six months ended June 30, 2002 our operating expenses were $23,818 and were incurred for mineral rights and legal and accounting fees for SEC compliance filings.

Liquidity and Capital Resources:

         Since our inception we have had minimum working capital to fund our operations. In order to fund our operations we have relied on the sale of our common stock and loans from shareholders.

         To fund our mining exploration operations to date, we sold shares of our common stock. These sales were comprised of 2,364,624 shares of our common stock registered in 2001 and our Regulation S offering of 1,000,000 shares in 2002, which also had attached warrants to purchase 2,000,000 shares of common stock. These warrants expired on July 31, 2003. All shares and warrants are on a pre-stock split basis.

         We have also relied on loans from shareholders to fund operations. In conjunction with the asset acquisition agreement we transferred GL Gold to shareholders as repayment on loans that they had made to the Company. In addition Donald Byers, our new President, Chairman of the Board and majority shareholder loaned the Company $35,000 to settle the remaining balance of debt due these shareholders. As of June 30, 2003 we are indebted to Mr. Byers for a total of $35,000. The loan does not bear interest and will be repaid upon the Company receiving funding.

         We currently have a working capital deficit and only a minimum of operating cash with which we can fund our future operations. We must obtain adequate funding in order to fulfill our obligations under the asset acquisition agreement for the completion of the pilot and production plants. If we do not receive adequate funding, we will have to discontinue or substantially scale back our operations.

         On July 1, 2003 we signed of a Letter of Intent with a venture capital firm. The loan amount is $3,000,000 in US currency for the purchase and construction of a Pilot Plant for the Duna Chaopa Norte and La Barca Ore-body. The Company is now in the due diligence phase of the Letter of Intent. We can give no assurance that this financing arrangement will be completed. If we are successful in receiving this funding we have a contingent liability totaling $521,000 that will be due to 2 individuals for consulting services rendered in connection with the asset acquisition agreement and assistance in locating the funding.

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

Change in Officers and Directors

         As part of the asset acquisition agreement previously discussed, Mitchell Geisler and Cindy Roach resigned as officers and directors of the Company. Donald Byers and Arthur Lang were appointed as new officers and directors.

         Donald Byers is the president and sole owner of Byers & Associates, a firm that is a financial and business consulting firm located in Vancouver, British Columbia, with clients among privately and publicly traded corporations. He has held these positions since 1985. Mr. Byers is the sole director of Wellstar International Inc.

         Arthur Lang is the sole owner of a private real estate development company operating in Penticton, B.C. since 1990.

         On July 23, 2003, Mr. P.J. Santos, P. Eng. was appointed to the Board of Directors of the Company. Mr. Santos is President and CEO of SEM Mining Corporation S.A. ("SEM"). SEM retains 40% interest (the Operator) together with GLEE's 60% interest in 2 Joint Venture Agreements.

Description of Properties

         Our executive office has relocated to #300-1497 Marine Drive, West Vancouver, B.C., Canada. At this location, we share an undesignated amount of space with another entity. Currently, we are not being charged any rent. Any costs of this office space are considered immaterial to the financial statements and accordingly are not reflected therein.

New Accounting Pronouncements

         In November 2002, the FASB issued Financial Interpretation No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others." FIN 45 sets forth the disclosures required to be made by a guarantor in its financial statements about its obligations under certain guarantees that it has issued. It also clarifies that a guarantor is required to recognize, at the inception of a guarantee, a liability for the fair value of the obligation undertaken in issuing the guarantee. The adoption of FIN 45 is not expected to have a material effect on the Company's financial position or results of its operations.

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

         In May 2003 the FASB issued SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity", which requires that certain financial instruments be presented as liabilities that were previously presented as equity or as temporary equity. Such instruments include mandatory redeemable preferred and common stock, and certain options and warrants. SFAS 150 is effective for financial instruments entered into or modified after May 31, 2003 and is generally effective at the beginning of the first interim period beginning after June 15, 2003. The adoption of SFAS 150 is not expected to have a material effect on the Company's financial position or results of its operations.


ITEM 3.  CONTROLS AND PROCEDURES

         Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed in company reports filed or submitted under the Securities Exchange Act of 1934 (the "Exchange Act") is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in company reports filed under the Exchange Act is accumulated and communicated to management, including the Company's Chief Executive Officer and Chief Financial Officer (the "Certifying Officers"), as appropriate to allow timely decisions regarding required disclosure.

         As required by Rules 13a-15 and 15d-15 under the Exchange Act, the Certifying Officers carried out an evaluation of the effectiveness of the design and operation of the Company's disclosure controls and procedures as of June 30, 2003. Their evaluation was carried out with the participation of other members of the Company's management. Based upon their evaluation, the Certifying Officers concluded that the Company's disclosure controls and procedures were effective.

         The Company's internal control over financial reporting is a process designed by, or under the supervision of, the Certifying Officers and effected by the Company's Board of Directors, management and other personnel, to provide reasonable assurance regarding the reliability of the Company's financial reporting and the preparation of the Company's financial statements for external purposes in accordance with generally accepted accounting principles. Internal control over financial reporting includes policies and procedures that pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of the Company's assets; provide reasonable assurance that transactions are recorded as necessary to permit preparation of the Company's financial statements in accordance with generally accepted accounting principles, and that the Company's receipts and expenditures are being made only in accordance with the authorization of the Company's Board of Directors and management; and provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Company's assets that could have a material effect on its financial statements. There has been no change in the Company's internal control over financial reporting that occurred in the quarter ended June 30, 2003, that has materially affected, or is reasonably likely to affect, the Company's internal control over financial reporting.

                            PART II OTHER INFORMATION


ITEM 1.  LEGAL PROCEEDINGS

None


ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS

Changes in Common Equity

         On April 17, 2003, the Board authorized a reverse split of the common stock at the rate of one share for every 22 shares then outstanding and thereafter an amendment to Article FOURTH of the Company's Certificate of Incorporation to increase the number of authorized shares of common stock, $.001 par value, from 4,545,454 to 100,000,000, as a result of which the total capitalization will be returned to 105,000,000 shares of capital stock, of which 5,000,000 shares will be designated preferred stock and 100,000,000 will be designated common stock. On April 23, 2003, stockholders holding an aggregate of 14,286,792 shares of common stock, representing approximately 59.93% of the outstanding voting securities of the Company, executed and delivered to the Company written consents authorizing and approving the Capital Change. In the judgment of the Board, the change of the Company's capitalization is desirable to consolidate the outstanding float to enhance its desirability as an investment and to make available sufficient shares of common stock to be able to raise additional funds in the future, provide for stock awards outside the 2002 Performance Equity Plan and 2003 Plan, if at all, and to conduct other capital transactions. The common stock does not have any pre-emptive rights. None of the rights of the common stock are being changed as a result of the Capital Change and therefore the rights of the stockholders will remain unchanged. Stockholders will not be required to exchange outstanding stock certificates for new certificates in connection with the Capital Change. If any fractional shares result from the reverse split, on the basis of the aggregate number of shares held by a stockholder, the fractional share will be rounded up to the next whole share.

         On April 23, 2003, a majority of the stockholders of the company approved a performance equity plan for 10,000,000 shares (on a post-stock split basis) of Common Stock ("2003 Performance Equity Plan"). The rights of the common stock were not changed.

         During the quarter ended June 30, 2003 we issued 210,000 of the registered shares under the 2003 Performance Equity Plan to 3 individuals for past consulting services provided. These services were valued at $5,130.

         The Board of Directors approved a Resolution on June 12th, 2003 authorizing the issuance of 3,040,000 registered common shares under the 2003 Performance Equity Plan to 3 Independent Contractors for the purpose of future shareholder and corporate publicity consulting services. These services were valued at $3,040.

         The common stock is quoted on the over-the-counter market (OTC BB) under the symbol "GEEX" and quoted in the pink sheets published by the National Quotations Bureau. The trading volume in the Common Stock has been and is extremely limited.

Recent Sales of Unregistered Securities

         On May 29, 2003, as consideration for the asset acquisition agreement, the company issued 17,500,000 shares of unregistered common stock to Donald Byers, our current President and Chairman of the Board and 2,500,000 shares of unregistered common stock to Arthur Lang, our current Secretary, Treasurer and Director. These shares were issued on a post split basis.

         In March 2003, the company issued 170,000 shares of its common stock in lieu of cash to the Geologist that wrote the August 2002 report on our tungsten property. These shares were issued on a pre- split basis.

         In July 25, 2002, the company completed an offering under Regulation S to two accredited investors. Each investor subscribed for 500,000 shares on a pre-stock split basis of common stock for $25,000 cash. Under the subscription agreements the investors were also granted common stock warrants authorizing each investor the right to purchase up to 1,000,000 shares of common stock on a pre-stock split basis at $0.25 per share, on a pre-stock dividend basis. The warrants expired on July 31, 2003 and were not exercised.


ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

None


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         GL Energy and Exploration Inc. obtained written consents from a majority of the stockholders as of April 23, 2003, approving a change in the capitalization of the Company to effect a reverse split of the common stock at the rate of one share for every 22 shares outstanding and thereafter to increase the authorized common stock, $.001 par value ("Common Stock"), from 4,545,454 shares to 100,000,000 and adopting a performance equity plan for 10,000,000 shares (on a post-stock split basis) of Common Stock ("2003 Performance Equity Plan").


ITEM 5.  OTHER INFORMATION

None


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

a)  Exhibits

    3.1        Certificate of Amendment to the Certificate of Incorporation (1)

    4.1        Form of 2003 Equity Performance Plan (1)

    10.1       Form of Asset Acquisition Agreement, dated as of May 29, 2003 (2)

    31.1 Certification of Chief Executive Officer, pursuant to Rule 13a-14(a) of the Exchange Act, as enacted by Section 302 of the Sarbanes-Oxley Act of 2002.

    31.2 Certification of Chief Financial Officer, pursuant to Rule 13a-14(a) of the Exchange Act, as enacted by Section 302 of the Sarbanes-Oxley Act of 2002.

    32.1 Certification of Chief Executive Officer and Chief Financial Officer, pursuant to 18 United States Code Section 1350, as enacted by Section 906 of the Sarbanes-Oxley Act of 2002.

(1) Previously filed with Form DEF 14c (information statement) on May 5, 2003.
(2) Previously filed with the Form 8-K on June 13, 2003

b)  Reports on Form 8-K

         We filed a current report with the Securities and Exchange Commission on Form 8-K on June 13, 2003 and an amended Form 8-K on July 10, 2003 reporting the asset acquisition agreement, dated as of May 29, 2003, to acquire a 60% interest in two mineral Claims located in Chile and acquired and assumed the rights and obligations under Joint Venture Agreements related to the Claims. In connection with the acquisition, the Company transferred its wholly owned subsidiary to a debt holder in partial repayment of an outstanding loan.

                                   Signatures


         In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                 (Registrant):  GL ENERGY AND EXPLORATION, INC.

                                           By:  /s/  Donald Byers
                                                ----------------------------
                                                Donald  Byers, President and
                                                Chairman of the Board (Principal
                                                Executive Officer and Principal
                                                Accounting Officer)

Date:  August 14, 2003