Form 10QSB
period 2003-09-30
GL ENERGY & EXPLORATION INC
filed 2003-11-14
CIK 1122771

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549


                                   FORM 10-QSB


                QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                For the Quarterly Period ended September 30, 2003

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

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: As of October 20, 2003, the Company had outstanding 26,693,614 shares of its common stock, par value $0.001.

                                TABLE OF CONTENTS

ITEM NUMBER AND CAPTION                                                 PAGE

PART I

  ITEM 1.    FINANCIAL STATEMENTS...................................      3
  ITEM 2.    MANAGEMENT'S DISCUSSION AND PLAN OF OPERATIONS.........      8
  ITEM 3     CONTROLS AND PROCEDURES................................     12

PART II

  ITEM 1.    LEGAL PROCEEDINGS......................................     13
  ITEM 2.    CHANGES IN SECURITIES .................................     13
  ITEM 3.    DEFAULTS UPON SENIOR SECURITIES........................     14
  ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS....     14
  ITEM 5.    OTHER INFORMATION......................................     14
  ITEM 6.    EXHIBITS AND REPORTS ON FORM 8-K.......................     14

                                     PART I

ITEM 1. FINANCIAL STATEMENTS

                         GL Energy and Exploration, Inc.
                      (A Company in the Development Stage)
                           Consolidated Balance Sheets

                                                                 Unaudited          Audited
                                                               September 30,      December 31,
                                                                   2003              2002
                                                               -------------     -------------
ASSETS
   Current Assets:
      Cash and Cash Equivalents                                $         405     $      34,456
      Investment in Joint Venture                                     20,000              --
      Prepaid Expenses                                                 2,280               200
                                                               -------------     -------------
         TOTAL ASSETS                                          $      22,685     $      34,656
                                                               =============     =============

LIABILITIES AND SHAREHOLDERS' EQUITY
   Current Liabilities:
      Accounts Payable                                         $      21,476     $         242
      Accounts Payable - Related Party                                32,000              --
      Accrued Obligation to Platoro West Incorporated                   --              27,132
      Due to Shareholders                                             45,800            67,225
                                                               -------------     -------------
         Total Liabilities                                            99,276            94,599

   Minority Interest                                                     306               116

   Shareholders' Equity:
      Preferred Stock - $0.001 par value; 5,000,000 shares
         authorized, no shares issued and outstanding                   --                --
      Common Stock - $0.001 par value; 100,000,000 shares
         authorized, 26,693,614 and 1,083,614 shares
         outstanding at September 30, 2003 and
         December 31, 2002                                            26,694             1,084
      Additional Paid-in Capital                                     168,277           163,356
      Deficit Accumulated During the Development Stage              (271,867)         (224,499)
                                                               -------------     -------------
         Total Shareholders' Deficit                                 (76,897)          (60,059)
                                                               -------------     -------------
         TOTAL LIABILITIES AND SHAREHOLDERS' DEFICIT           $      22,685     $      34,656
                                                               =============     =============

                        See notes to financial statements


                         GL Energy and Exploration, Inc.
                       (A Company in the Development Stage)
                      Consolidated Statements of Operations


                                                     Unaudited             Unaudited
                                                    Three Months          Three Months
                                                       Ended                 Ended
                                                 September 30, 2003    September 30, 2002
                                                 ------------------    ------------------
REVENUES
   Revenues                                      $             --      $             --
   Cost of Revenues                                            --                    --
                                                 ------------------    ------------------
      Gross Margin                                             --                    --

EXPENSES
   Mineral Rights                                              --                   7,411
   Legal and Accounting                                       6,313                13,227
   General and Administrative                                 7,375                20,201
                                                 ------------------    ------------------
      Total Expenses                                         13,688                40,839

   Minority Interest in Losses of Subsidiary                    241                   (16)
                                                 ------------------    ------------------
   Loss from Operations                                     (13,929)              (40,823)
                                                 ------------------    ------------------

   Forgiveness of Debt                                       34,464                  --
   Gain on Disposal of Subsidiary                              --                    --
                                                 ------------------    ------------------
   NET INCOME (LOSS)                                         20,534               (40,823)
                                                 ==================    ==================

   Net Income (Loss) per Share - Basic
     and Diluted                                 $             0.00    $            (0.04)

   Shares used in per Share Calculation:
    Basic and Diluted                                    25,513,614             1,068,476


                        See notes to financial statements

                         GL Energy and Exploration, Inc.
                      (A Company in the Development Stage)
                      Consolidated Statements of Operations


                                                     Unaudited              Unaudited              Unaudited
                                                    Nine Months            Nine Months             Inception
                                                       Ended                  Ended                    To
                                                 September 30, 2003     September 30, 2002     September 30, 2003
                                                 ------------------     ------------------     ------------------
REVENUES
   Revenues                                      $             --       $             --       $             --
   Cost of Revenues                                            --                     --                     --
                                                 ------------------     ------------------     ------------------
      Gross Margin                                             --                     --                     --

EXPENSES
   Mineral Rights                                             9,832                 14,743                 85,830
   Legal and Accounting                                      32,760                 27,942                127,579
   General and Administrative                                57,312                 21,972                111,128
                                                 ------------------     ------------------     ------------------
      Total Expenses                                         99,904                 64,657                324,537

   Minority Interest in Losses of Subsidiary                    190                    (45)                    56
                                                 ------------------     ------------------     ------------------
   Loss from Operations                                    (100,094)               (64,612)              (324,593)
                                                 ------------------     ------------------     ------------------

   Forgiveness of Debt                                       34,464                   --                   34,464
   Gain on Disposal of Subsidiary                            18,261                   --                   18,261
                                                 ------------------     ------------------     ------------------
   NET LOSS                                      $          (47,369)    $          (64,612)    $         (271,868)
                                                 ==================     ==================     ==================

   Net Loss per Share - Basic and Diluted        $            (0.00)    $            (0.06)

   Shares used in per Share Calculation:
    Basic and Diluted                                    11,885,812              1,043,253


                        See notes to financial statements

                         GL Energy and Exploration, Inc.
                      (A Company in the Development Stage)
                      Consolidated Statements of Cash Flows
                          During the Development Stage

                                                                   Unaudited             Unaudited             Unaudited
                                                                  Nine Months           Nine Months            Inception
                                                                     Ended                 Ended                   To
                                                               September 30, 2003    September 30, 2002    September 30, 2003
                                                               ------------------    ------------------    ------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net Loss                                                    $          (47,369)   $          (64,612)   $         (271,868)
   Adjustments to Reconcile Net Deficit to Cash:
   Common Stock Issued for Services                                        10,531                  --                  10,631
   Fair Value of Services Received                                           --                    --                   5,400
   Minority Interest                                                          190                   (45)                   56
   Provided by (Used in) Operations:
   Prepaid Expenses                                                        (2,080)                 (200)               (2,280)
   Accounts Payable                                                        21,234                 4,858                21,476
   Accounts Payable - Related Party                                        32,000                  --                  32,000
   Accrued Obligation to Platoro West Incorporated                        (27,132)                4,998                  --
                                                               ------------------    ------------------    ------------------
   NET CASH USED IN OPERATING ACTIVITIES                                  (12,626)              (55,001)             (204,335)

CASH FLOWS FROM FINANCING ACTIVITIES:
   Due to Related Parties                                                 (21,425)                  (38)               45,800
   Issuance of Common Stock                                                  --                  50,000               158,940
                                                               ------------------    ------------------    ------------------
   NET CASH PROVIDED USED IN FINANCING ACTIVITIES                         (21,425)               49,962               204,740

   NET CHANGE IN CASH AND CASH EQUIVALENTS                                (34,051)               (5,039)                  405

   CASH AND CASH EQUIVALENTS
      AT BEGINNING OF PERIOD                                               34,456                59,073                  --
                                                               ------------------    ------------------    ------------------
   CASH AND CASH EQUIVALENTS
      AT END OF PERIOD                                         $              405    $           54,034    $              405
                                                               ==================    ==================    ==================
   Supplemental Non-cash Transactions:
      Issuance of common stock for assets                      $           20,000    $             --      $           20,000
                                                               ==================    ==================    ==================

                        See notes to financial statements

                         GL Energy and Exploration, Inc.
                          NOTES TO FINANCIAL STATEMENTS
                               September 30, 2003
                                   (Unaudited)


1.       General

         The accompanying unaudited financial statements have been prepared in conformity with the accounting principles stated in the audited financial statements for the year ended December 31, 2002, and reflect all adjustments which are, in the opinion of management, necessary for a fair statement of the financial position as of September 30, 2003, and the results of operations for the periods presented. These statements have not been audited but have been reviewed by the company's independent certified public accountants. The operating results for the interim periods are not necessarily indicative of results for the full fiscal year.

         The notes to the consolidated financial statements appearing in the company's annual report as filed on SEC Form 10-KSB for the year ended December 31, 2002, should be read in conjunction with this quarterly report on Form 10-QSB.


2.       Common Stock

         The Company's Board of Directors obtained written consents from a majority of the stockholders as of April 23, 2003, approving a change in the capitalization of the Company to effect a reverse split of the common stock at the rate of one share for every 22 shares outstanding and thereafter to increase the authorized common stock, $.001 par value ("Common Stock"), from 4,545,454 shares to 100,000,000 and adopting a performance equity plan for 10,000,000 shares (on a post-stock split basis) of Common Stock . All share and per share amounts have been restated to reflect the retroactive effect of the stock split.

         During the nine months ended September 30, 2003 the Company issued a total of 25,610,000 shares of common stock on a post reverse split basis. The issuances were as follows:

         As consideration for the asset acquisition agreement, the company issued 17,500,000 shares of unregistered common stock to Donald Byers, our current President and Chairman of the Board and 2,500,000 shares of unregistered common stock to Arthur Lang, our current Secretary, Treasurer and Director.

         The Company issued 210,000 of the registered shares under the 2003 Performance Equity Plan to 3 individuals for past consulting services provided.

         The Company issued 3,040,000 registered common shares under the 2003 Performance Equity Plan to 3 independent contractors for the purpose of future shareholder and corporate publicity consulting services.

         The Company issued 2,360,000 registered common shares under the 2003 Performance Equity Plan to 2 independent public relations firms for the purpose of shareholder consulting services.


3.       Investment in Joint Venture

         In June 2003, GL Energy & Exploration, Inc. ("GEEX") issued 20,000,000 shares of common stock, for an investment in a mining claim in Chile. These shares were issued to two individuals, as follows: Donald Byers - 17,500,000 and Arthur Lang - 2,500,000. In addition, the Purchase Agreement provided that the current directors and officers would resign effective upon fulfilling the Securities and Exchange Commission notice requirements pursuant to the proxy rules and Schedule 14C, at which time Messrs. Byers and Lang would become directors and Mr. Byers would be appointed the president and Mr. Lang would be appointed the secretary and treasurer of GEEX.


4.       Management Agreement

         The Company entered into a management agreement with our President and Chairman of the Board for $8,000 per month in lieu of wages. The agreement also includes providing office space for the Company in lieu of rent. These management fees will be accrued and will not be paid until the Company receives adequate funding.


5.       Forgiveness of Debt

         The Company had an agreement with Platoro West Incorporated, a mineral exploration company, under which that company would locate, stake out and record mining claims that the mineral exploration company believed to contain high concentrations of tungsten. The mineral exploration company staked 30 unpatented claims for GL Energy pursuant to this contract. If the Company defaulted under the contract, the remedy specified in the agreement called for the Company to convey to Platoro West all of its right title and interest in the mining claims and to all the mineral resources located therein. On August 7, 2003 the Company notified Platoro West that it was terminating this agreement and forfeited all its rights and interest in the applicable mining claims. The Company recognized other income of $34,464 for the forgiveness of debt due to Platoro West upon cancellation of the agreement and the transfer of all rights to the claims.

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

         Prior to May 29, 2003 our plan of operation was to be engaged in the exploration of mining prospects with tungsten mineralization located in the Western United States. We had an agreement with Platoro West Incorporated, a mineral exploration company, under which that company would locate, stake out and record mining claims that the mineral exploration company believed to contain high concentrations of tungsten. The mineral exploration company staked 30 unpatented claims for GL Energy pursuant to this contract. If we defaulted under the contract, the remedy specified in the agreement called for us to convey to Platoro West all of our right title and interest in the mining claims and to all the mineral resources located therein. On October 10, 2001, GL Energy formed GL Tungsten, Inc. as a subsidiary incorporated in the state of Nevada, for the purpose of conducting the mining exploration activities of the company. GL Energy and Platoro West each assigned its respective obligations under the mineral exploration agreement to GL Tungsten. GL Energy owns 99.3% and Platoro West owns .7% of GL Tungsten. On August 7, 2003 we notified Platoro West that we were terminating this agreement and forfeited all our rights and interest in the applicable mining claims.

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

         On May 29, 2003, GL Energy and Exploration Inc. ("GEEX") and Wellstar International Inc., a Nevada corporation ("Wellstar"), entered into an asset purchase agreement ("Purchase Agreement") to acquire all of Wellstar's 60% interest in two mineral claims located in Chile, known as LaBarca Deposit and Duna Choapa Norte Deposit (together referred to as the "Claims") and certain Joint Venture Agreements between SEM Mining Corporation S.A. and Wellstar ("JVA's"). The rights include the interest to market and benefit from certain specified heavy metal minerals that may be obtained from the Claims, including gold, rutile, zircon, magnetite, ilmenite, nickel and rare earth oxides. There is no assurance that these Claims have any of these mineralizations or that they will occur in commercial levels or be economically recoverable. The obligations under the JVA's include having to raise capital to fund the Pilot Plant. This funding obligation, which may be subject to schedule adjustments, includes
US$2,000,000 which was originally due on or before June 22, 2003 and US$8,000,000 on or before January 22, 2004, On July 1, 2003, GL Energy and SEM Mining Corporation S.A. ("SEM") have amended their Joint Venture Agreement relative to GEEX advancing $2,000,000 US to SEM by June 22, 2003 in order to finance the Pilot Plant Phase into commercial production. GEEX, under the revised terms, will advance the sum of US$2,000,000 for the Pilot Plant on or before January 22, 2004 relative to the 60% interest. The terms and conditions for the funding of the JVA for the Production Plant Phase remained unchanged at US$8,000,000 by January 22, 2004.

         On July 1, 2003 we signed a Letter of Intent with a venture capital firm from the U.S. The loan amount was $3,000,000 in US currency for the purchase and construction of a Pilot Plant for the Duna Chaopa Norte and La Barca ore-body. The Company has terminated the finalization of this Letter of Intent.

         On July 28, 2003 we signed a Term Sheet with Cornell Capital Partners LP whereby Cornell would commit to fund up to $11,000,000 in US currency to GL Energy and Exploration Inc. from time to time over the course of 24 months. The timing and amounts would be at the discretion of GL Energy and the aggregate dollar amount in any thirty-day calendar period would be up to a maximum of $1,000,000. The Company is now in the due diligence phase of the Term Sheet. We can give no assurance that this financing arrangement will be completed.

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

Consideration for JVA's

         The consideration for the Claims and JVA's was 20,000,000 shares of the GEEX's common stock, $.001 par value. These shares were issued to two individuals, at the direction of Wellstar, as follows: Donald Byers - 17,500,000 and Arthur Lang - 2,500,000. In addition, the Purchase Agreement provided that the current directors and officers would resign effective upon fulfilling the Securities and Exchange Commission notice requirements pursuant to the proxy rules and Schedule 14C, at which time Messrs. Byers and Lang would become directors and Mr. Byers would be appointed the president and Mr. Lang would be appointed the secretary and treasurer of GEEX.

         As a result of the issuance of the 20,000,000 shares of Common Stock and the change of the Board of Directors and officers, there has been a change of control of GEEX.

         In connection with the acquisition, we transferred our wholly owned subsidiary, GL Gold, Inc., to a debt holder in partial repayment of an outstanding loan. All obligations of GL Gold as noted were transferred with the subsidiary. The transfer will also permit GEEX to focus its efforts on the Claims and fulfilling its obligations under the JVA's.

Financial Condition and Changes in Financial Condition

Overall Operating Results:

         We had no revenues for the quarter ended September 30, 2003, or since our inception.

         We incurred $13,688 in operating expenses for the quarter ended September 30, 2003. The expenses included legal and accounting fees of $6,313 incurred in connection with our compliance filings with the Securities and Exchange Commission and fees associated with the preparation of documents relating to the funding agreement. Investor relation expenses were a negative $10,964 due to the cancellation during the current quarter of a previous investor relation agreement totaling $17,250. These expenses had been accrued at June 30, 2003. We had new investor related expenses of $6,286 of which $2,360 were non-cash expenses. We issued 1,180,000 shares of our common stock each to two shareholder relations firms out of our S-8 stock plan at a value of $2,360. We entered into a management agreement with our president for $8,000 per month in lieu of wages. These management fees will be accrued and will not be paid until the Company receives adequate funding. We incurred $24,000 in accrued management fees during the quarter.

         During the current quarter we recognized other income of $34,464 for the forgiveness of debt due to Platoro West. As previously noted we cancelled that agreement in August and transferred all our rights to Platoro in lieu of the amounts owed them.

         We incurred $40,839 in operating expenses for the prior year quarter ended September 30, 2002. The expenses included legal and accounting fees incurred in connection with our compliance filings with the Securities and Exchange Commission and expenses incurred for mineral rights. In addition, the expenses for the quarter included the expenses of conducting a study of the existing mineralization reports relating to the company's Pilot Mountain project.

         For the nine months ended September 30, 2003 our operating expenses totaled $99,904. Legal and accounting fees were $32,760 and were incurred in connection with the asset purchase agreement, accounting services as well as SEC compliance filings. Management fees totaled $32,000. Investor relations and other consulting fees were $16,593. Consulting fees for past services paid in shares of common stock totaled $5,130. The remaining expenses were incurred for normal business operations.

         In addition, we recognized a gain on our disposal of GL Gold in the amount of $18,261.

         Expenses for the prior year nine months ended September 30, 2002 totaled $64,657 and were incurred primarily for mineral rights and legal and accounting fees for SEC compliance filings.

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

         We have also relied on loans from shareholders to fund operations. In conjunction with the asset acquisition agreement we transferred GL Gold to shareholders as repayment on loans that they had made to the Company. In addition, Donald Byers, our President, Chairman of the Board and majority shareholder and two other shareholders have loaned the Company $45,800 to date to settle the remaining balance of debt due these shareholders as well as to fund our business operations. These loans do not bear interest and will be repaid upon the Company receiving funding.

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

         On July 28, 2003 we signed a Term Sheet with Cornell Capital Partners LP whereby Cornell would commit to fund up to $11,000,000 in US currency to GL Energy and Exploration Inc. from time to time over the course of 24 months. The timing and amounts would be at the discretion of GL Energy and the aggregate dollar amount in any thirty-day calendar period would be up to a maximum of $1,000,000. The Company is now in the due diligence phase of the Term Sheet. We can give no assurance that this financing arrangement will be completed. If we are successful in receiving this funding we have a contingent liability totaling $521,000 that will be due to 2 individuals for consulting services rendered in connection with the asset acquisition agreement and assistance in locating the funding.

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

         On July 23, 2003, Mr. P.J. Santos, P. Eng. was appointed to the Board of Directors of the Company. Mr. Santos is President and CEO of SEM Mining Corporation S.A. ("SEM"). SEM retains 40% interest (the Operator) together with GEEX's 60% interest in 2 Joint Venture Agreements.

Description of Properties

         Our executive office has relocated to #300-1497 Marine Drive, West Vancouver, B.C., Canada. At this location, we share an undesignated amount of space with another entity. Currently, our rent is included in the management agreement with our president.

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

         As required by Rules 13a-15 and 15d-15 under the Exchange Act, the Certifying Officers carried out an evaluation of the effectiveness of the design and operation of the Company's disclosure controls and procedures as of September 30, 2003. Their evaluation was carried out with the participation of other members of the Company's management. Based upon their evaluation, the Certifying Officers concluded that the Company's disclosure controls and procedures were effective.

         The Company's internal control over financial reporting is a process designed by, or under the supervision of, the Certifying Officers and effected by the Company's Board of Directors, management and other personnel, to provide reasonable assurance regarding the reliability of the Company's financial reporting and the preparation of the Company's financial statements for external purposes in accordance with generally accepted accounting principles. Internal control over financial reporting includes policies and procedures that pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of the Company's assets; provide reasonable assurance that transactions are recorded as necessary to permit preparation of the Company's financial statements in accordance with generally accepted accounting principles, and that the Company's receipts and expenditures are being made only in accordance with the authorization of the Company's Board of Directors and management; and provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Company's assets that could have a material effect on its financial statements. There has been no change in the Company's internal control over financial reporting that occurred in the quarter ended September 30, 2003, that has materially affected, or is reasonably likely to affect, the Company's internal control over financial reporting.

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

         In August 2003 we issued 2,360,000 registered common shares under the 2003 Performance Equity Plan to 2 independent public relations firms for the purpose of shareholder consulting services. These services were valued at $2,360.

         The common stock is quoted on the over-the-counter market (OTC BB) under the symbol "GEEX" and quoted in the pink sheets published by the National Quotations Bureau. Effective September 30, 2003 the Company has met all of the listing requirements and has been accepted on the Berlin Stock Exchange and will trade under the ticker symbol GE6.BE and German Securities CUSIP number WKN 914350. The trading volume in the Common Stock has been and is extremely limited.

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

         The company issued 170,000 shares of its common stock in lieu of cash to the Geologist that wrote the August 2002 report on our tungsten property. These shares were issued on a pre-split basis.

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


                                       GL ENERGY AND EXPLORATION, INC.
                                       -------------------------------
                                                (Registrant)


                                       By: /s/  Donald Byers
                                           ------------------------------------
                                           Donald Byers, President and Chairman
                                           of the Board (Principal Executive
                                           Officer and Principal Accounting
                                           Officer)

Date:  November 14, 2003