Form 10KSB
period 2003-12-31
GL ENERGY & EXPLORATION INC
filed 2004-03-08
CIK 1122771

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                   FORM 10-KSB

                 ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                   FOR THE FISCAL YEAR ENDED DECEMBER 31, 2003
                        COMMISSION FILE NUMBER 000-31032


                         GL ENERGY AND EXPLORATION, INC.
               --------------------------------------------------
               (Exact name of registrant as specified in charter)


                     DELAWARE                        52-2190362
          -------------------------------        -------------------
          (State or other jurisdiction of         (I.R.S. Employer
           incorporation or organization)        Identification No.)


         #300-1497 Marine Drive, West Vancouver, B.C.       V7T 1B8
         --------------------------------------------      ----------
           (Address of principal executive offices)        (Zip Code)


    Registrant's telephone number, including area code    (604) 926-2873
                                                          --------------

    Securities registered pursuant to section 12(b) of the Act:

         Title of Class       Name of each exchange on which registered
         --------------       -----------------------------------------
              NONE                              NONE


           Securities registered pursuant to section 12(g) of the Act:

                                  Common Stock
                                ----------------
                                (Title of Class)

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

     State the aggregate market value of the voting stock held by non-affiliates computed by reference to the price at which the stock was sold, or the average bid and asked prices of such stock as of a specified date within the past 60 days: As of February 26, 2004, the aggregate market price of the voting stock held by non-affiliates was approximately $ 1,436,046.

     State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: As of February 26, 2004, the Company had outstanding 31,073,641 shares of its common stock, par value $0.001.

                                TABLE OF CONTENTS

ITEM NUMBER AND CAPTION                                                  PAGE

PART I

    ITEM 1.    DESCRIPTION OF BUSINESS                                     3
    ITEM 2.    DESCRIPTION OF PROPERTY                                     5
    ITEM 3.    LEGAL PROCEEDINGS                                           5
    ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY
               HOLDERS                                                     5

PART II

    ITEM 5.    MARKET FOR REGISTRANTS COMMON EQUITY AND RELATED
               STOCKHOLDER MATTERS                                         5
    ITEM 6.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
               CONDITION OR PLAN OF OPERATION                              7
    ITEM 7.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA                10
    ITEM 8.    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS
               ON ACCOUNTING AND FINANCIAL DISCLOSURE                     20
    ITEM 8A.   CONTROLS AND PROCEDURES                                    20


PART III

    ITEM 9.    DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND
               CONTROL PERSONS: COMPLIANCE WITH SECTION 16(a)
               OF THE EXCHANGE ACT                                        20
    ITEM 10.   EXECUTIVE COMPENSATION                                     21
    ITEM 11.   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL
               OWNERS AND MANAGEMENT                                      22
    ITEM 12.   CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS             22
    ITEM 13.   EXHIBITS AND REPORTS ON FORM 8-K                           23
    ITEM 14.   PRINCIPAL ACCOUNTANT FEES AND SERVICES                     23

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

         Prior to May 29, 2003 our plan of operation was to be engaged in the exploration of mining prospects with tungsten mineralization located in the Western United States. We had an agreement with Platoro West Incorporated, a mineral exploration company, under which that company would locate, stake out and record mining claims that the mineral exploration company believed to contain high concentrations of tungsten. The mineral exploration company staked 30 unpatented claims for GL Energy pursuant to this contract. If we defaulted under the contract, the remedy specified in the agreement called for us to convey to Platoro West all of our right title and interest in the mining claims and to all the mineral resources located therein. On October 10, 2001, GL Energy formed GL Tungsten, Inc. as a subsidiary incorporated in the state of Nevada, for the purpose of conducting the mining exploration activities of the company. GL Energy and Platoro West each assigned its respective obligations under the mineral exploration agreement to GL Tungsten. GL Energy owns 99.3% and Platoro West owns .7% of GL Tungsten. On August 7, 2003 we notified Platoro West that we were terminating this agreement and forfeited all our rights and interest in the applicable mining claims. As of December 31, 2003 GL Tungsten has no business activities.

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

         On May 29, 2003, GL Energy and Exploration Inc. ("GEEX") and Wellstar International Inc., a Nevada corporation ("Wellstar"), entered into an asset purchase agreement ("Purchase Agreement") to acquire all of Wellstar's 60% interest in two mineral claims located in Chile, known as LaBarca Deposit and Duna Choapa Norte Deposit (together referred to as the "Claims") and certain Joint Venture Agreements between SEM Mining Corporation S.A. and Wellstar ("JVA's"). The rights include the interest to market and benefit from certain specified heavy metal minerals that may be obtained from the Claims, including gold, rutile, zircon, magnetite, ilmenite, nickel and rare earth oxides. There is no assurance that these Claims will have enough mineralizations that will be commercially viable or be economically recoverable. The obligations under the JVA's include having to raise capital to fund the Pilot Plant. This funding obligation, which may be subject to schedule adjustments, includes US$2,000,000 for the pilot plant which was due on or before January 22, 2004 and US$8,000,000 for the production plant on or before January 22, 2004.

         As of the date of this filing, GL Energy and SEM Mining Corporation S.A. ("SEM") are in the process of finalizing an extension of dates relative to the Joint Venture Agreements, which expired January 22, 2004. The amendments will reflect the timing of access to funds anticipated from a Regulation S Offering and a banking facility (See "Plan of Operation").

         We can give no assurance that we will be able to locate adequate financing arrangements to be able to fund our commitments.

History of the Claims

         The personnel of SEM Mining originally started preliminary evaluation work on the La Barca-Choapa Norte heavy mineral sands project in late 1995 as part of a larger series of heavy mineral sands deposits. In 1996 and 1997 the La Barca-Choapa Norte project in conjunction with the adjoining Choapa Sur project were extensively explored and tested which involved drill sampling, mapping and bench testing with environmentally friendly and modern gravity and electro-magnetic systems to recover the heavy mineral components rutile (titanium), ilemenite, magnetite, olivine, rare earth oxides, and fine free gold. In 1997 the company conducted tests to develop marketable products utilizing the light mineral components of the deposits.

         In December 2003 SEM's General Manager and Director informed the company that they have completed all the legal requirements and the required land survey of all the claims bringing the property from the status of Claims to Surveyed Claims so now SEM has legal title to the Property. SEM's Chief Metallurgist has completed the wheeled metal frame of the Pilot Plant and has begun the process of packing the laboratory equipment for shipping to Chile.

         SEM has started the process of acquiring the mining permits and has completed the EIS Environmental Impact Statement. The Environmental Impact Statement complied fully with the requirements therefore the permitting process was considerably shortened since this report is sufficient for both the local and federal governments and only one permit for both the Pilot and Production plants will be required. GL Energy & Exploration and SEM are now positioned for a rapid start on preparing the prototype plant once we locate adequate financing. GL Energy & Exploration is the financial partner having 60% interest in the properties while SEM is the operating company having 40% interest.

         Based on SEM's exploration activities to date we believe the primary mineral associated with the deposits located in Chile, South America is rutile. The world's output for rutile, both synthetic and natural is approximately 550,000 metric tons per year and 1,000,000 metric tons of zircon per year. The world's consumption of rutile increases at a rate of 2 1/2% to 3% annually and has been in short supply for at least a decade since no large supply of natural rutile has been found or developed, the supply of rutile (TiO2) mainly coming from ilmenite that is synthesized to rutile (titanium dioxide) which is a very expensive process.

         The GEEX/SEM project should produce high quality rutile and zircon and the rutile does not need to go through this expensive process. We believe the production from our project will not affect the price of rutile since it has been in short supply for over a decade and the cost of synthesizing ilmenite to rutile has been going up due to the increasing cost of energy. A new and cheaper method of producing titanium metal from rutile has recently been developed, which will impact on the supply of rutile. Titanium metal being light, strong, and non-reactive has found increasing usage particularly in the automotive and aviation industries. This new refining process is called the FFC-Cambridge process. This process involves converting rutile (TiO2, titanium oxide) to Titanium metal using electrolysis.

         We can give no assurance that the exploration activities associated with this project will produce commercially viable levels of minerals or be economically recoverable.

Consideration for JVA's

         The consideration for the Claims and JVA's was 20,000,000 shares of the GEEX's common stock, $.001 par value. These shares were issued to two individuals, at the direction of Wellstar, and are as follows: Donald Byers - 17,500,000 and Arthur Lang - 2,500,000. In addition, the Purchase Agreement provided that the current directors and officers would resign effective upon fulfilling the Securities and Exchange Commission notice requirements pursuant to the proxy rules and Schedule 14C, at which time Messrs. Byers and Lang would become directors and Mr. Byers would be appointed the president and Mr. Lang would be appointed the secretary and treasurer of GEEX. The notice requirements have been fulfilled and Mr. Byers and Mr. Lang are now the company's executive officers.

         As a result of the issuance of the 20,000,000 shares of Common Stock and the change of the Board of Directors and officers, there has been a change of control of GEEX.

         In connection  with the  acquisition,  we transferred  our wholly owned subsidiary, GL Gold, Inc., to a debt holder in partial repayment of an outstanding loan. All obligations of GL Gold as previously noted were transferred with the subsidiary. The transfer will also permit GEEX to focus its efforts on the Claims and fulfilling its obligations under the JVA's.

Competition

         We expect to compete with numerous mining and exploration companies, many of which have far greater capital resources than we have. We can give no assurance that we will be able to be competitive in this market.

Government Regulations

         We will be subject to regulation by foreign governmental authorities. The most significant of these authorities will be the various departments of the Chilean government that regulate the mining industry for permits and environmental requirements. If we fail to comply with any of the laws established by these agencies, we could be subject to possible fines, many of which could be considerable in amount.


ITEM 2.  DESCRIPTION OF PROPERTY

         Our executive office is located at #300-1497 Marine Drive, West Vancouver, B.C., Canada. At this location, we share an undesignated amount of space with another entity. Currently, our rent is included in the management agreement with our president.

         We also have a 60% interest in two mineral claims located in Chile, known as LaBarca Deposit and Duna Choapa Norte Deposit (together referred to as the "Claims") and certain Joint Venture Agreements between SEM Mining Corporation S.A. and Wellstar ("JVA's").

Employees

         We currently have two part-time employees, our president and secretary/treasurer. We expect to hire consultants and independent contractors who specialize in mining operations during the early stages of implementing our business plan.


ITEM 3.  LEGAL PROCEEDINGS

         We are not a party to any material legal proceedings, and no material legal proceedings have been threatened by or, to the best of our knowledge, against us.


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         None


                                    PART II


ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

MARKET FOR COMMON STOCK

         The common stock is traded in the over-the-counter market and quoted on the OTC EBB under the symbol "GEEX" and quoted in the pink sheets published by the National Quotations Bureau. In January 2004 the common stock also became listed on the Berlin Stock Exchange under the symbol: "GLF.BER".

         The trading volume in the Common Stock has been and is extremely limited. The limited nature of the trading market can create the potential for significant changes in the trading price for the Common Stock as a result of relatively minor changes in the supply and demand for Common Stock and perhaps without regard to our business activities. Because of the lack of specific transaction information and our belief that quotations are particularly sensitive to actual or anticipated volume of supply and demand, we do not believe that such quotations are reliable indicators of a trading market for the Common Stock.

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

         Subject to the above limitations, we believe that during the eight fiscal quarters preceding the date of this filing, the high and low sales prices for the Common Stock during each quarter are as set forth in the table below (such prices are without retail mark-up, mark-down, or commissions). The sales prices were obtained from the stock sales history charts from the on-line stock quote site quicken.com. that is provided by S&P Comstock Historical information supplied by Iverson Financial Systems.


                        QUARTER ENDED                HIGH     LOW
                -----------------------------        ----    ----
                December 31, 2003                     .29     .11
                September 30, 2003                    .75     .18
                June 30, 2003                         .90     .15
                March 31, 2003                        .09     .02
                December 31, 2002                     .35     .08
                September 30, 2002                   1.75     .14
                June 30, 2002                        5.00     .10
                March 31, 2002                       2.25    1.50


         As of December 31, 2003, there were approximately 1,190 holders of record of our Common Stock including stock held in street name.

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

RECENT SALES OF UNREGISTERED SECURITIES

         None

ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

Forward Looking Statements

         From time to time, we or our representatives have made or may make forward-looking statements, orally or in writing. Such forward-looking statements  may be  included  in,  but not  limited  to,  press  releases,  oral statements made with the approval of an authorized executive officer or in various filings made by us with the Securities and Exchange Commission. Words or phrases "will likely result", "are expected to", "will continue", "is anticipated", "estimate", "project or projected", or similar expressions are intended to identify "forward-looking statements". Such statements are qualified in their entirety by reference to and are accompanied by the discussion of certain important factors that could cause actual results to differ materially from such forward-looking statements.

         Management is currently unaware of any trends or conditions other than those mentioned in this management's discussion and analysis that could have a material adverse effect on the Company's consolidated financial position, future results of operations, or liquidity. However, investors should also be aware of factors that could have a negative impact on the Company's prospects and the consistency of progress in the areas of revenue generation, liquidity, and generation of capital resources. These include: (i) variations in revenue, (ii) possible inability to attract investors for its equity securities or otherwise raise adequate funds from any source should the Company seek to do so, (iii) increased governmental regulation, (iv) increased competition, (v) unfavorable outcomes to litigation involving the Company or to which the Company may become a party in the future and, (vi) a very competitive and rapidly changing operating environment.

         The risks identified here are not all inclusive. New risk factors emerge from time to time and it is not possible for management to predict all of such risk factors, nor can it assess the impact of all such risk factors on the Company's business or the extent to which any factor or combination of factors may cause actual results to differ materially from those contained in any forward-looking statements. Accordingly, forward-looking statements should not be relied upon as a prediction of actual results. Actual results may differ materially from historical earnings and those presently anticipated or projected. We have no obligation to publicly release the result of any revisions that may be made to any forward-looking statements to reflect anticipated events or circumstances occurring after the date of such statements.

         The financial information set forth in the following discussion should be read with the financial statements of GL Energy and Exploration included elsewhere herein.

Plan of Operation

         Our current plan of operation is to locate adequate capital in order to fund our obligations under the joint venture agreements. To that end we are currently negotiating an extension of time with our joint venture partner as to the funding requirements. We anticipate obtaining funding from the sale of our common stock and loans from financial institutions.

         In January 2004, we concluded a best efforts agency agreement with an attorney in Munich, Germany to sell a maximum of 10,000,000 common shares of our stock at $0.20 net per share to the Company under a Regulation S Offering Memorandum.

         In addition, we are negotiating a $20,000,000 loan through Webster Financial Resources Ltd. in order to facilitate the construction of both the Pilot and Production Plants. The loan would have a 7 year term with interest accruing at the prime rate. If we are successful in receiving this funding we have a contingent liability totaling $521,000 that will be due to Wellstar International Inc. for consulting services rendered, the asset acquisition agreement in Chile and assistance in locating the funding.

         If the above funding occurs, we anticipate utilizing the capital for the following:

    Budgeted estimates for the LaBarca Deposit and Duna Choapa Norte Deposit
                     (Land leasing of 19 square kilometers)


Buildings, infrastructure, office, maintenance shops, storage     $ 1,000,000
Equipment                                                             450,000
Pilot plant                                                         2,300,000
Production plant                                                    9,000,000
Site development, land clearing, power, hydro, water study,
  sewage and landscaping                                              190,000
Engineers                                                             160,000
Surveyors                                                              28,000
Legal expenses                                                         22,000
Environmental impact studies                                          212,000
Development fees                                                       28,000
On site management                                                    350,000
Marketing costs (international for 2 years)                         2,000,000
Legal and bank fees                                                   390,000
Inspection fees                                                       350,000
Consultant fees                                                       800,000
Reimbursement of pre-operational costs                              1,000,000
Build facilities for mining employees                               1,720,000

               Total                                              $20,000,000

         We can give no assurance that we will be successful in locating or obtaining any of the funding that will be needed in order to implement our plan of operations.

Financial Condition and Changes in Financial Condition

Overall Operating Results:

         We had no revenues for the year ended December 31, 2003 or since our inception.

         We  incurred  $1,976,141  in  operating  expenses  for the  year  ended
December 31, 2003. Of these expenses $1,896,600 were for consulting services rendered for public and shareholder relations as well as various other corporate identity programs. These services were non-cash related and were paid through the issuance of 8,490,000 shares of common stock that was previously registered through the company's 2003 Equity Performance Plan. We also incurred $41,460 in legal and accounting fees. These fees were incurred for SEC compliance requirements and legal expenses associated with the acquisition of the joint venture agreements. We entered into a management agreement with our president for $8,000 per month in lieu of wages. We incurred $56,000 in management fees under this agreement for the year ended December 31, 2003.

         During the current year we recognized other income of $34,464 for the forgiveness of debt due to Platoro West. As previously noted we cancelled that agreement in August 2003 and transferred all our rights to Platoro in lieu of the amounts owed them. In addition, we recognized a gain on our disposal of GL Gold in the amount of $18,261.

         Our expenses for the year ended December 31, 2002 were $82,887 and were incurred in connection with the prior business operations of the company. These expenses were primarily for legal and accounting fees and mineral rights under the agreement with Platoro.

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

         We have also relied on loans from shareholders to fund operations. In conjunction with the asset acquisition agreement we transferred GL Gold to shareholders as repayment on loans that they had made to the company. In addition, Donald Byers, our President, Chairman of the Board and majority shareholder and two other shareholders have loaned the company $65,225 as of December 31, 2003 to fund the remaining amounts due under the transfer of GL Gold and to fund our business operations. These loans do not bear interest and will be repaid upon the company receiving funding.

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

         We intend to seek either debt or equity capital or both. As of the date of this filing we have no commitments for funding from any unrelated parties or any other agreements that will provide us with adequate working capital. We cannot give any assurance that we will locate any funding or enter into any agreements that will provide the required operating capital to fund our operations. In addition, we may also consider strategic alliances and mergers and acquisitions as a means to pursue our business plan or otherwise fund the company.

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

                          INDEX TO FINANCIAL STATEMENTS


                                TABLE OF CONTENTS


                                                                         PAGE

Report of Malone & Bailey, PLLC independent accountants                   F-1

Balance Sheet for the year ended December 31, 2003                        F-2

Statements of Operations for the years ended December 31, 2003
and December 31, 2002 and inception to December 31, 2003                  F-3

Statements of Stockholders' Equity (Deficit) for period
from October 7, 1998 (Inception) through December 31, 2003                F-4

Statements of Cash Flows for the years ended December 31, 2003
and December 31, 2002 and inception to December 31, 2003                  F-5

Notes to Financial Statements                                             F-6

                          INDEPENDENT AUDITORS' REPORT


To the Board of Directors
GL Energy and Exploration, Inc.
(A Development Stage Company)
Toronto, Ontario, Canada

We have audited the accompanying balance sheet of GL Energy and Exploration, Inc. as of December 31, 2003, and the related statements of operations, stockholders' deficit, and cash flows for the two years then ended and for the period from October 7, 1998 (Inception) through December 31, 2003. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of GL Energy and Exploration, Inc. as of December 31, 2003, and the results of its operations and its cash flows for the two years then ended and for the period from October 7, 1998 (Inception) through December 31, 2003, in conformity with accounting principles generally accepted in the United States of America.


Malone & Bailey, PLLC
Houston, Texas
www.malone-bailey.com

January 31, 2004
                                       F-1

                         GL ENERGY AND EXPLORATION, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                                  BALANCE SHEET

                                                                  December 31,
                                                                      2003
                                                                  ------------
                                     ASSETS

Current assets
  Cash                                                            $         79
  Investment in joint venture                                           20,000
                                                                  ------------
    Total current assets                                          $     20,079
                                                                  ============

                      LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities:
  Accounts payable                                                $     24,290
  Due to shareholders                                                   65,225
                                                                  ------------
    Total current liabilities                                           89,515
                                                                  ------------

Minority Interest                                                          306
                                                                  ------------

Commitments

STOCKHOLDERS' DEFICIT:
  Common stock, $.001 par value, 100,000,000
    shares authorized, 29,573,641 shares issued
    and outstanding                                                     29,573
Additional paid in capital                                           2,051,467
Deficit accumulated during the development stage                    (2,150,782)
                                                                  ------------
  Total Stockholders' Deficit                                          (69,742)
                                                                  ------------
TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT                       $     20,079
                                                                  ============

                See accompanying summary of accounting policies
                        and notes to financialstatements

                         GL ENERGY AND EXPLORATION, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                            STATEMENTS OF OPERATIONS

                                                                             Inception
                                             Year Ended      Year Ended       through
                                            December 31,    December 31,    December 31,
                                                2003            2002            2003
                                            ------------    ------------    ------------
Mineral rights                              $      9,832    $     18,454    $     85,830
Legal and accounting                              41,460          29,415         136,279
General and administrative                     1,924,849          35,018       1,925,942
                                            ------------    ------------    ------------
   Total Expenses                              1,976,141          82,887       2,148,051

Minority interest in losses of subsidiary            190             (60)             56
                                            ------------    ------------    ------------
Loss from operations                          (1,976,331)        (82,827)     (2,148,107)

Interest expense                                  (2,675)           --            (2,675)
Forgiveness of debt                               34,464            --              --
Gain on disposal of subsidiary                    18,261            --              --
                                            ------------    ------------    ------------

Net Loss                                    $ (1,926,281)   $    (82,827)   $ (2,150,782)
                                            ============    ============    ============

Net loss per share:
  Basic and diluted                         $      (0.12)   $      (0.08)
                                            ============    ============

Weighted average shares outstanding:
  Basic and diluted                           15,919,767       1,050,233
                                            ============    ============

                See accompanying summary of accounting policies
                       and notes to financial statements.

                         GL ENERGY AND EXPLORATION, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                  STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)
        Period from October 7, 1998 (Inception) through December 31, 2003

                                                                                          Deficit
                                                                                        accumulated
                                                  Common stock           Additional     during the
                                           --------------------------      paid in      development
                                             Shares         Amount         capital         stage          Total
                                           -----------    -----------    -----------    -----------    -----------
Issuance of common stock to
   founders for $200                           286,427    $       286    $       (86)   $      --      $       200
Fair value of services performed                  --             --              300           --              300
Net loss                                          --             --             --           (1,784)        (1,784)
                                           -----------    -----------    -----------    -----------    -----------
Balance, December 31, 1998                     286,427            286            214         (1,784)        (1,284)
Fair value of services performed                  --             --            1,200           --            1,200
Net loss                                          --             --             --          (29,737)       (29,737)
                                           -----------    -----------    -----------    -----------    -----------
Balance, December 31, 1999                     286,427            286          1,414        (31,521)       (29,821)
Issuance of common stock under a
   service agreement                             2,386              2            148           --              150
Issuance of common stock to
   directors for services                       63,636             64          3,936           --            4,000
Fair value of services performed                  --             --            1,200           --            1,200
Conversion of amounts due to
   shareholder to common stock                 492,234            492         30,448           --           30,940
Net loss                                          --             --             --          (65,000)       (65,000)
                                           -----------    -----------    -----------    -----------    -----------
Balance, December 31, 2000                     844,683            844         37,146        (96,521)       (58,531)
Issuance of common stock under a
   service agreement                             1,591              2             98           --              100
Fair value of service performed                   --             --            1,200           --            1,200
Sale of common stock                           188,135            188         73,712           --           73,900
Common shares received and retired
   for minority interest in GL
   Tugsten, Inc.                                (3,977)            (4)          (246)          --             (250)
Net loss                                          --             --             --          (45,153)       (45,153)
                                           -----------    -----------    -----------    -----------    -----------
Balance, December 31, 2001                   1,030,432          1,030        111,910       (141,674)       (28,734)
Sale of common stock                            45,455             45         49,955           --           50,000
Fair value of services performed                 7,727              8          1,492           --            1,500
Net loss                                          --             --             --          (82,827)       (82,827)
                                           -----------    -----------    -----------    -----------    -----------
Balance, December 31, 2002                   1,083,614          1,083        163,357       (224,501)       (60,061)
Issuance of common stock for
   services                                  8,490,000          8,490      1,888,110           --        1,896,600
Issuance of common stock for
   investment in joint venture              20,000,000         20,000           --             --           20,000
Adjustment for fractional shares in
   the reverse stock split                          27           --             --             --             --
Net loss                                          --             --             --       (1,926,281)    (1,926,281)
                                           -----------    -----------    -----------    -----------    -----------
Balance, December 31, 2003                  29,573,641    $    29,573    $ 2,051,467    $(2,150,782)   $   (69,742)
                                           ===========    ===========    ===========    ===========    ===========

                See accompanying summary of accounting policies
                       and notes to financial statements.

                         GL ENERGY AND EXPLORATION, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                            STATEMENTS OF CASH FLOWS

                                                                                      Inception
                                                    Year Ended       Year Ended        through
                                                   December 31,     December 31,     December 31,
                                                       2003             2002             2003
                                                   ------------     ------------     ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss                                         $ (1,926,281)    $    (82,827)    $ (2,150,782)
Adjustments to reconcile net deficit to cash
used by operation activities:
  Common stock issued for services                    1,896,600             --          1,896,600
  Fair value of services received                          --              1,500            9,400
  Minority interest                                         190              (60)             306
Net changes in:
  Prepaid expenses                                          200             (200)            --
  Accounts payable                                       24,046           (1,703)          24,290
  Accrued obligation to Platoro West, Inc.              (27,132)           8,709             --
                                                   ------------     ------------     ------------
NET CASH USED IN OPERATING ACTIVITIES                   (32,377)         (74,581)        (220,186)
                                                   ------------     ------------     ------------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from the sale of common stock                   --             50,000          124,100
  Proceeds from notes payable - shareholders               --               --             30,940
  Due to related parties                                 (2,000)             (36)          65,225
                                                   ------------     ------------     ------------
CASH FLOWS FROM FINANCING ACTIVITIES                     (2,000)          49,964          220,265
                                                   ------------     ------------     ------------

NET CHANGE IN CASH                                      (34,377)         (24,617)              79

Cash, beginning of period                                34,456           59,073             --
                                                   ------------     ------------     ------------
Cash, end of period                                $         79     $     34,456     $         79
                                                   ============     ============     ============

Supplemental Non-cash Transactions:
  Issuance of common stock for assets              $     20,000     $       --       $     20,000
                                                   ============     ============     ============
  Conversion of notes payable - shareholders       $       --       $       --       $     30,940
                                                   ============     ============     ============

                See accompanying summary of accounting policies
                       and notes to financial statements.

                         GL ENERGY AND EXPLORATION, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS


NOTE 1 - SUMMARY OF ACCOUNTING POLICIES

Nature of business. GL Energy and Exploration, Inc. ("GL Energy") is an exploration stage company with no current business operations. GL Energy was incorporated in the state of Delaware on October 7, 1998 under the name LRS Group Incorporated. On October 15, 1998, the name of the corporation was changed to LRS Capital, Inc. On October 10, 2001, the company changed its name to GL Energy and Exploration, Inc. from LRS Capital, Inc. GL Energy has acquired certain mining claims.

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

Basic and Diluted Loss Per Share

Basic and diluted loss per shares computed using the weighted average number of shares common shares outstanding during the period.

Impairment of Assets

Management reviews assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Management assesses impairment by comparing the carrying amount to individual cash flows. If deemed impaired, measurement and recording of an impairment loss is based on the fair value of the assets.

Recent Accounting Pronouncements

The Company does not expect the adoption of recently issued accounting pronouncements to have a significant impact on the Company's results of operations, financial position or cash flow.

NOTE 2 - INCOME TAXES

For the year ended December 31, 2003 and 2002, GL Energy has incurred net losses and, therefore, has no tax liability. The net deferred tax asset generated by the loss carry-forward has been fully reserved. The cumulative net operating loss carry-forward is approximately $260,000 at December 31, 2003, and will expire in the years 2022 through 2023.

Deferred income taxes consist of the following at March 31:

                                          2003            2002
                                       ----------      ----------
       Long-term:
         Deferred tax assets           $   39,000      $   33,750
         Valuation allowance              (39,000)        (33,750)
                                       ----------      ----------
                                       $        -      $        -
                                       ==========      ==========


NOTE 3 - RELATED PARTY TRANSACTIONS

GL Energy had outstanding loans due from shareholders of $65,225 and $67,225 at December 31, 2003 and 2002, respectively.

In June 2003, GL Energy issued 20,000,000 shares of common stock, for an investment in a mining claim in Chile. These shares were issued to two individuals, as follows: Donald Byers - 17,500,000 and Arthur Lang - 2,500,000. In addition, the Purchase Agreement provided that the current directors and officers would resign effective upon fulfilling the Securities and Exchange Commission notice requirements pursuant to the proxy rules and Schedule 14C, at which time Messrs. Byers and Lang would become directors and Mr. Byers would be appointed the president and Mr. Lang would be appointed the secretary and treasurer of GL Energy. The common shares were valued at the historical basis of Mr. Byers and Mr. Lang.

In June 2003, GL Energy entered into a management agreement with our President and Chairman of the Board for $8,000 per month in lieu of wages through May 1, 2004. The agreement also includes providing office space for the GL Energy in lieu of rent. These management fees will be accrued and will not be paid until GL Energy receives adequate funding.


NOTE 4 - COMMON STOCK

During the year ending December 31, 2003 GL Energy issued 8,490,000 shares of stock for services valued at $1,896,600.

In May 2003, GL Energy authorized a 1 for 22 reverse stock split changing the outstanding common shares from 23,839,506 to 1,083,641. The reverse stock split has been applied retroactively to all prior periods presented.

In July 2002, GL Energy sold 45,455 shares of its common stock for net proceeds of $50,000.

In October 2001, GL Energy exchanged 60,000 shares of Tungsten for 87,500 shares of its common stock. The 87,500 shares were immediately retired.

In August 2000, GL Energy sold 188,135 shares of its common stock for net proceeds of $73,900.

In April 2001, GL Energy issued 1,591 common shares for services which were valued at $100.

In June 2000, GL Energy converted $30,940 of amounts due to related parties by issuing 492,234 common shares.

In June 2000, GL Energy issued 63,636 common shares to three directors valued at $4,000 for compensation and services from the time of their appointment in 2000 through June 30, 2000.

In May 2000, GL Energy issued 52,500 common shares for services which were valued at $150, the equivalent price paid on June 6, 2000 for the conversion of due to related party balances into common shares. Refer to Note 6 for a full discussion of the services.

In October 1998, GL Energy issued 286,427 common shares to its founders for proceeds of $200.


NOTE 5 - FORGIVENESS OF DEBT

GL Energy had an agreement with Platoro West Incorporated, a mineral exploration company, under which that company would locate, stake out and record mining claims that the mineral exploration company believed to contain high concentrations of tungsten. The mineral exploration company staked 30 unpatented claims for GL Energy pursuant to this contract. If GL Energy defaulted under the contract, the remedy specified in the agreement called for GL Energy to convey to Platoro West all of its right title and interest in the mining claims and to all the mineral resources located therein. On August 7, 2003 GL Energy notified Platoro West that it was terminating this agreement and forfeited all its rights and interest in the applicable mining claims. GL Energy recognized other income of $34,464 for the forgiveness of debt due to Platoro West upon cancellation of the agreement and the transfer of all rights to the claims.


NOTE 6 - EQUITY PERFORMANCE PLAN

In June 2003, the Board of Directors and majority stockholders adopted a plan under which 10,000,000 shares of the GL Energy's common stock have been reserved for issuance. Under this plan, as of December 31, 2003, a total of 8,490,000 common shares have been issued to various consultants.


NOTE 7 - SUBSEQUENT EVENT

In January 2004, GL Energy issued 1,500,000 shares of stock in trust in connection with a 10,000,000 share Registration S offering.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         None


ITEM 8A. CONTROLS AND PROCEDURES

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

         As required by Rules 13a-15 and 15d-15 under the Exchange Act, the Certifying Officers carried out an evaluation of the effectiveness of the design and operation of the Company's disclosure controls and procedures as of December 31, 2003. Their evaluation was carried out with the participation of other members of the Company's management. Based upon their evaluation, the Certifying Officers concluded that the Company's disclosure controls and procedures were effective.

         The Company's internal control over financial reporting is a process designed by, or under the supervision of, the Certifying Officers and effected by the Company's Board of Directors, management and other personnel, to provide reasonable assurance regarding the reliability of the Company's financial reporting and the preparation of the Company's financial statements for external purposes in accordance with generally accepted accounting principles. Internal control over financial reporting includes policies and procedures that pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of the Company's assets; provide reasonable assurance that transactions are recorded as necessary to permit preparation of the Company's financial statements in accordance with generally accepted accounting principles, and that the Company's receipts and expenditures are being made only in accordance with the authorization of the Company's Board of Directors and management; and provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Company's assets that could have a material effect on its financial statements. There has been no change in the Company's internal control over financial reporting that occurred in the fiscal year ended December 31, 2003, that has materially affected, or is reasonably likely to affect, the Company's internal control over financial reporting.



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

 NAME                        AGE              POSITION

 Donald Byers                69               President and Chairman
 Arthur Lang                 69               Secretary, Treasurer and Director
 P.J. Santos                 64               Director


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

         Until we have sufficient capital or revenues, our executive officers will not be provided cash remuneration. At such time as we are able to provide a regular salary, it is our intention that our officers will become employed pursuant to executive employment agreements, at an annual salary to be determined based on their then levels of time devoted to GL Energy and Exploration and the scope of their responsibilities. Until we enter into an employment agreement, we may use shares of common stock to compensate our officers. In addition, we may use common stock to compensate others for services to GL Energy and Exploration.

COMPENSATION OF DIRECTORS

         Persons who are directors and employees will not be additionally compensated in cash for their services as a director. There is no plan in place except for the 2003 Performance Equity Plan for compensation of persons who are directors who are not employees, but it is expected that in the future we will create a remuneration and reimbursement plan.

OTHER COMPENSATION ARRANGEMENTS

         In 2003, a majority of the stockholders of the company approved a performance equity plan for 10,000,000 shares (on a post-stock split basis) of Common Stock ("2003 Performance Equity Plan"). The rights of the common stock were not changed. We intend to issue the shares of common stock from time to time as determined by the board of directors to directors, employees, consultants and others. The board of directors of the company believes the 2003 Plan will provide flexibility in structuring compensation arrangements and provide an equity incentive for employees and others who are awarded shares under the 2003 Plan. The shares under an award may be issued at less than market price at the discretion of the board of directors. None of the awards as provided under the 2003 Plan are allocated to any particular person or class of persons among those eligible to receive awards. As of December 31, 2003 we have issued a total of 8,490,000 shares of common stock to various consultants under the Plan.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         The following table sets forth, as of December 31, 2003, the name and shareholdings of each person who owns of record, or was known by us to own beneficially,* 5% or more of the shares of the common stock currently issued and outstanding; the name and shareholdings, including options to acquire the common stock, of each director; and the shareholdings of all executive officers and directors as a group.


                                                  NUMBER OF      PERCENTAGE
                                                   SHARES            OF
     NAME OF PERSON OR GROUP                       OWNED *       OWNERSHIP
     -----------------------                     ----------      ----------

     Donald Byers **                             16,500,000           55.8%
     Arthur Lang  ***                             2,500,000            8.5%
     P.J. Santos  ****                            1,000,000            3.4%

     Directors as a group (three persons)        20,000,000           67.6%


 -------------

 * Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission and generally includes voting or investment power with respect to securities. Shares of common stock issuable upon the exercise of options or warrants currently exercisable or convertible within 60 days, are deemed outstanding for computing the percentage ownership of the person holding such options or warrants but are not deemed outstanding for computing the percentage ownership of any other person.
 **      Donald Byers is the company's president and chairman of the board.
 ***     Arthur Lang is the company's secretary, treasurer and a director.
 ****    P. J. Santos is a company director.


ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         GL Energy had outstanding loans due from shareholders of $65,225 at December 31, 2003.

         In June 2003, GL Energy issued 20,000,000 shares of common stock, for an investment in a mining claim in Chile. These shares were issued to two individuals, as follows: Donald Byers - 17,500,000 and Arthur Lang - 2,500,000. Mr. Byers is the president and chairman of the board and Mr. Lang is the secretary and treasurer and director of GL Energy.

         In June 2003, GL Energy entered into a management agreement with our president and chairman of the board for $8,000 per month in lieu of wages through May 1, 2004. The agreement also includes providing office space for GL Energy in lieu of rent. These management fees will be accrued and will not be paid until GL Energy receives adequate funding.

ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K

a.  Exhibits

    Exhibit Number         Name of Exhibit

    3.1                    Certificate  of  Amendment  to  the   Certificate  of
                           Incorporation (1)

    4.1                    Form of 2003 Equity Performance Plan (1)

    10.1                   Form of Asset Acquisition Agreement,  dated as of May
                           29, 2003 (2)

    31.1 Certification of Chief Executive Officer, pursuant to Rule 13a-14(a) of the Exchange Act, as enacted by
                           Section 302 of the Sarbanes-Oxley Act of 2002. (3)

    31.2 Certification of Chief Financial Officer, pursuant to Rule 13a-14(a) of the Exchange Act, as enacted by
                           Section 302 of the Sarbanes-Oxley Act of 2002. (3)

    32.1 Certification of Chief Executive Officer and Chief Financial Officer, pursuant to 18 United States Code
                           Section 1350, as enacted by Section 906 of the Sarbanes-Oxley Act of 2002. (3)

(1)    Previously  filed  with Form DEF 14c  (information  statement)  on May 5,
       2003.
(2)    Previously filed with the Form 8-K on June 13, 2003.
(3)    Filed herewith.

b)  Reports on Form 8-K

    None


ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

Audit Fees

         The company paid audit and financial statement review fees totaling $2,400 and $4,500 for the years ended December 31, 2003 and 2002, respectively to Malone & Bailey, PLLC, our current independent accountants.

Audit-Related Fees

         None

Tax Fees

         The company paid $500 to Malone & Bailey, PLLC for preparing the company's Federal tax return for the year ended December 31, 2002.

All Other Fees

         None

Audit Committee Policies & Procedures

         The above services were approved by the company's Board of Directors. The company does not have a standing audit committee.

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

                                         GL ENERGY AND EXPLORATION, INC.
                                         -------------------------------
                                                  (Registrant)

                                         By: /s/  Donald Byers
                                             --------------------------------
                                             Donald Byers, President and
                                             Chairman of the Board (Principal
                                             Executive Officer and Principal
                                             Accounting Officer)

                                         Date: March 8, 2004