Form 10KSB/A
period 2003-12-31
GL ENERGY & EXPLORATION INC
filed 2004-03-22
CIK 1122771

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

     State the aggregate market value of the voting stock held by non-affiliates computed by reference to the price at which the stock was sold, or the average bid and asked prices of such stock as of a specified date within the past 60 days: As of February 26, 2004, the aggregate market price of the voting stock held by non-affiliates was approximately $1,436,046.

     State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: As of February 26, 2004, the Company had outstanding 31,073,641 shares of its common stock, par value $0.001.

ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K

      a.  Exhibits

          Exhibit Number             Name of Exhibit
          --------------             -------------------------------------------
          23.1                       Consent of Malone & Bailey, PLLC (1)

          (1) Filed herewith.

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


                                         Date:  March 22, 2004