Form 10QSB
period 2004-03-31
GL ENERGY & EXPLORATION INC
filed 2004-05-14
CIK 1122771

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                   FORM 10-QSB

                QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                  For the Quarterly Period ended March 31, 2004

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

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: As of May 1, 2004, the Company had outstanding 30,973,641 shares of its common stock, par value $0.001.

                                TABLE OF CONTENTS

ITEM NUMBER AND CAPTION                                                   PAGE


PART I

  ITEM 1.   FINANCIAL STATEMENTS.........................................   3
  ITEM 2.   MANAGEMENT'S DISCUSSION AND PLAN OF OPERATIONS...............   9
  ITEM 3    CONTROLS AND PROCEDURES......................................  12


PART II

  ITEM 1.   LEGAL PROCEEDINGS............................................  14
  ITEM 2.   CHANGES IN SECURITIES .......................................  14
  ITEM 3.   DEFAULTS UPON SENIOR SECURITIES..............................  14
  ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS..........  14
  ITEM 5.   OTHER INFORMATION............................................  14
  ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K.............................  15

                                     PART I

ITEM 1. FINANCIAL STATEMENTS

                         GL Energy and Exploration, Inc.
                          (A Development Stage Company)
                           Consolidated Balance Sheets

                                                                 Unaudited        Audited
                                                                 March 31,      December 31,
                                                                   2004            2003
                                                                -----------     -----------
                                     ASSETS
Current Assets:
   Cash                                                         $        54     $        79
   Investment in Joint Venture                                       20,000          20,000
                                                                -----------     -----------
      TOTAL ASSETS                                              $    20,054     $    20,079
                                                                ===========     ===========

                      LIABILITIES AND STOCKHOLDERS' DEFICIT
Current Liabilities:
   Accounts Payable                                             $    70,085     $    24,290
   Due to Shareholders                                              103,880          65,225
                                                                -----------     -----------
      Total Liabilities                                             173,965          89,515

Minority Interest                                                       306             306

Stockholders' Equity:
   Preferred Stock - $0.001 par value; 5,000,000
      shares authorized, no shares issued and
      outstanding                                                      --              --
   Common Stock - $0.001 par value; 100,000,000
      shares authorized, 30,973,641 and 29,573,641
      shares outstanding at March 31, 2004 and
      December 31, 2003                                              30,974          29,573
   Additional Paid-in Capital                                     2,204,067       2,051,467
   Deficit Accumulated During the Development Stage              (2,389,258)     (2,150,782)
                                                                -----------     -----------
      Total Stockholders' Deficit
                                                                   (154,217)        (69,742)
                                                                -----------     -----------
      TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT               $    20,054     $    20,079
                                                                ===========     ===========


                 See accompanying summary of accounting policies
                       and notes to financial statements.

                         GL Energy and Exploration, Inc.
                          (A Development Stage Company)
          Consolidated Statements of Operations and Accumulated Deficit
                          During the Development Stage

                                                      Unaudited         Unaudited         Unaudited
                                                     Three Months      Three Months       Inception
                                                        Ended             Ended               To
                                                    March 31, 2004    March 31, 2003    March 31, 2004
                                                    --------------    --------------    --------------
EXPENSES
  Mineral Rights                                    $         --      $       13,666    $       85,830
  Legal and Accounting                                      10,134             8,362           146,414
  General and Administrative                               226,188             6,292         2,152,130
                                                    --------------    --------------    --------------
     Total Expenses                                        236,322            28,320         2,384,374

  Minority Interest in Losses of Subsidiary                   --                 (26)               56
                                                    --------------    --------------    --------------
  Loss from Operations                                    (236,322)          (28,294)       (2,384,430)
                                                    --------------    --------------    --------------

  Interest Expense                                          (2,153)           (4,828)
  Forgiveness of Debt                                         --                --                --
  Gain on Disposal of Subsidiary                              --                --                --
                                                    --------------    --------------    --------------
  NET LOSS                                          $     (238,476)   $      (28,294)   $   (2,389,258)
                                                    ==============    ==============    ==============

  Deficit Accumulated During the Development
  Stage at Beginning of Period                          (2,150,782)         (224,499)             --
                                                    --------------    --------------    --------------
  Deficit Accumulated During the Development
  Stage at End of Period                            $   (2,389,258)   $     (252,793)   $   (2,389,258)
                                                    ==============    ==============    ==============

  Net Loss per Share - Basic and Diluted            $        (0.01)   $        (0.00)
                                                    ==============    ==============

  Weighted average shares outstanding:
   Basic and Diluted                                    30,265,949        23,839,506
                                                    ==============    ==============


                See accompanying summary of accounting policies
                       and notes to financial statements.

                         GL Energy and Exploration, Inc.
                          (A Development Stage Company)
                      Consolidated Statements of Cash Flows

                                                             Unaudited         Unaudited         Unaudited
                                                            Three Months      Three Months       Inception
                                                               Ended             Ended               To
                                                           March 31, 2004    March 31, 2003    March 31, 2004
                                                           --------------    --------------    --------------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net Loss                                                $     (238,476)   $      (28,294)   $   (2,389,258)
   Adjustments to Reconcile Net Deficit to Cash
   Used by Operation Activities:
     Common Stock Issued for Services                             154,000              --           2,050,600
     Fair Value of Services Received                                 --                --               9,400
     Minority Interest                                               --                 (26)              306
   Net Changes in:
     Prepaid Expenses                                                --                --                --
     Accounts Payable                                              45,796             6,038            70,086
     Accrued Obligation to Platoro West Incorporated                 --               3,666              --
                                                           --------------    --------------    --------------
   NET CASH USED IN OPERATING ACTIVITIES                          (38,680)          (18,616)         (258,866)

CASH FLOWS FROM FINANCING ACTIVITIES:
   Proceeds from the Sale of Common Stock                            --               1,658           124,100
   Proceeds from Notes Payable - Shareholders                        --                --              30,940
   Due to Related Parties                                          38,655              --             103,880
                                                           --------------    --------------    --------------
   NET CASH PROVIDED USED IN FINANCING ACTIVITIES                  38,655             1,658           258,920

   NET CHANGE IN CASH AND CASH EQUIVALENTS                            (25)          (16,958)               54

   CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                    79            34,456              --
                                                           --------------    --------------    --------------

   CASH AND CASH EQUIVALENTS AT END OF PERIOD              $           54    $       17,498    $           54
                                                           ==============    ==============    ==============

   Supplemental Non-cash Transactions:
      Issuance of common stock for assets                  $         --      $         --      $       20,000
                                                           ==============    ==============    ==============
      Conversion of Notes Payable - Shareholders           $         --      $         --      $       30,940
                                                           ==============    ==============    ==============


                See accompanying summary of accounting policies
                       and notes to financial statements.

                         GL Energy and Exploration, Inc.
                          NOTES TO FINANCIAL STATEMENTS
                                 March 31, 2004
                                   (Unaudited)


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

Principles of Consolidation

The consolidated financial statements include the accounts of GL Energy and its 99.3% owned subsidiary GL Tungsten, Inc. ("GL Tungsten"). All significant inter-company transactions and balances have been eliminated.

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

                         GL Energy and Exploration, Inc.
                          NOTES TO FINANCIAL STATEMENTS
                                 March 31, 2004
                                   (Unaudited)


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
                                    ==========     ==========


NOTE 3 - RELATED PARTY TRANSACTIONS

GL Energy had outstanding loans due to shareholders of $103,880 at March 31, 2004.

In June 2003, GL Energy issued 20,000,000 shares of common stock, for an investment in a mining claim in Chile. These shares were issued to two individuals, as follows: Donald Byers - 17,500,000 and Arthur Lang - 2,500,000. In addition, the Purchase Agreement provided that the current directors and officers would resign effective upon fulfilling the Securities and Exchange Commission notice requirements pursuant to the proxy rules and Schedule 14C, at which time Messrs. Byers and Lang became directors and Mr. Byers was appointed the president and Mr. Lang was appointed the secretary and treasurer of GL Energy. The common shares were valued at the historical basis of Mr. Byers and Mr. Lang.

In June 2003, GL Energy entered into a management agreement with our President and Chairman of the Board for $8,000 per month in lieu of wages through May 1, 2004. The agreement also includes providing office space for the GL Energy in lieu of rent. These management fees will be accrued and will not be paid until GL Energy receives adequate funding.


NOTE 4 - COMMON STOCK

During the quarter ended March 31, 2004, GL Energy issued 2,500,000 shares of stock in trust in connection with a 10,000,000 share Registration S offering. None of these shares have been sold as of March 31, 2004.

During the quarter ending March 31, 2004 GL Energy issued 1,400,000 shares of stock for services valued at $154,000.

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

In April 2001, GL Energy issued 1,591 common shares for services, which were valued at $100.

In June 2000, GL Energy converted $30,940 of amounts due to related parties by issuing 492,234 common shares.

In June 2000, GL Energy issued 63,636 common shares to three directors valued at $4,000 for compensation and services from the time of their appointment in 2000 through June 30, 2000.

In May 2000, GL Energy issued 52,500 common shares for services, which were valued at $150, the equivalent price paid on June 6, 2000 for the conversion of due to related party balances into common shares. Refer to Note 6 for a full discussion of the services.

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


NOTE 6 - EQUITY PERFORMANCE PLAN

In February 2004, the Board of Directors adopted a 2004 Equity Performance Plan under which 10,000,000 shares of GL Energy's common stock have been reserved for issuance to employees, officers, directors and consultants whose past, present and/or potential contributions to the Company and its Subsidiaries have been, are or will be important to the success of the Company. Under this plan, as of March 31, 2004, no common shares have been issued.

In June 2003, the Board of Directors and majority stockholders adopted a 2003 Equity Performance Plan under which 10,000,000 shares of the GL Energy's common stock have been reserved for issuance. Under this plan, as of March 31, 2004, a total of 9,890,000 common shares have been issued to various consultants.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

Forward Looking Statements

         From time to time, we or our representatives have made or may make forward-looking statements, orally or in writing. Such forward-looking statements  may be  included  in,  but not  limited  to,  press  releases,  oral statements made with the approval of an authorized executive officer or in various filings made by us with the Securities and Exchange Commission. Words or phrases "will likely result", "are expected to", "will continue", "is anticipated", "estimate", "project or projected", or similar expressions are intended to identify "forward-looking statements". Such statements are qualified in their entirety by reference to and are accompanied by the above discussion of certain important factors that could cause actual results to differ materially from such forward-looking statements.

         Management is currently unaware of any trends or conditions other than those previously mentioned in this management's discussion and analysis that could have a material adverse effect on the Company's consolidated financial position, future results of operations, or liquidity. However, investors should also be aware of factors that could have a negative impact on the Company's prospects and the consistency of progress in the areas of revenue generation, liquidity, and generation of capital resources. These include: (i) variations in revenue, (ii) possible inability to attract investors for its equity securities or otherwise raise adequate funds from any source should the Company seek to do so, (iii) increased governmental regulation, (iv) increased competition, (v) unfavorable outcomes to litigation involving the Company or to which the Company may become a party in the future and, (vi) a very competitive and rapidly changing operating environment.

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

         The financial information set forth in the following discussion should be read with the financial statements of GL Energy & Exploration, included elsewhere herein.

Business

         GL Energy and Exploration, Inc. was incorporated in the state of Delaware on October 7, 1998 under the name LRS Group Incorporated. On October 15, 1998, the name of the corporation was changed to LRS Capital, Inc. On October 10, 2001 the name of the corporation was changed to GL Energy and Exploration, Inc. GL Energy is a development stage company.

Business Operations Prior to April 30, 2004

         Prior to May 29, 2003 our plan of operation was to be engaged in the exploration of mining prospects with tungsten mineralization located in the Western United States. Upon the change in management in May 2003 we ceased our tungsten operations and transferred all of our interest in the related tungsten projects to Platoro West Incorporated, a mineral exploration company.

         On  May  29,  2003,  GL  Energy  and  Exploration   Inc.  and  Wellstar
International Inc., a Nevada corporation, entered into an asset purchase agreement to acquire all of Wellstar's 60% interest in two mineral claims located in Chile, known as LaBarca Deposit and Duna Choapa Norte Deposit (together referred to as the "Claims") and certain Joint Venture Agreements between SEM Mining Corporation S.A. and Wellstar ("JVA's"). The rights included the interest to market and benefit from certain specified heavy metal minerals that may be obtained from the Claims, including gold, rutile, zircon, magnetite, ilmenite, nickel and rare earth oxides. There was no assurance that these Claims would have enough mineralizations that would be commercially viable or be economically recoverable. The obligations under the JVA's included having to raise capital to fund the Pilot and Production Plants. The original funding obligation, which were subject to schedule adjustments, included US$2,000,000 for the pilot plant which was due on or before January 22, 2004 and US$8,000,000 for the production plant on or before January 22, 2004.

         On March 3, 2004 GL Energy and SEM amended the Joint Venture Agreements, having expired on January 22, 2004, whereby GL Energy would continue to earn a 60% equity interest in the 2 previous identified heavy mineral deposits located in Chile, South America. The new terms and conditions specified that GL Energy would provide US$20,000,000 in financing to SEM who in turn would build the Pilot and Production Plants and a Town-site. Webster Financial Resources Ltd., Florida, had approved a $20,000,000 Bank Guarantee for the property development, town-site construction and marketing costs. We were awaiting confirmation from Webster Financial than an affiliated Funding Bank had agreed to release the $20,000,000 for the project. We gave no assurance that the funding would occur or that we would be able to locate other adequate financing arrangements to be able to fund our commitments.

         On April 30, 2004, SEM Mining Corporation Ltd. served notice to GL Energy and Exploration Inc. that the Joint Venture Agreement between the two corporations was in default as the result of non-payment of $200,000 US by GEEX to SEM as provided under the terms and conditions of the JVA. SEM stipulated that in view of the default of the JVA, the Agreement was thereby terminated and that they were unwilling to compromise further despite the fact that GEEX was proceeding to finalize a $20 million financing arrangement through Webster Financial Resources Inc. and was underway with a 10,000,000 Regulation S share offering in Europe. GEEX will continue to pursue a satisfactory conclusion to the aforementioned annulment of the JVA.

         In addition, the termination agreement included the resignation of Mr. P.J. Santos, President & CEO of SEM Mining Corporation. as a director of GL Energy & Exploration, Inc.

Business Operations Subsequent to April 30, 2004

         On May 5, 2004 GL Energy and Exploration Inc. began proceedings to acquire a 65% interest in High Country Suspension Bridge LLP ("High Country") in exchange for an investment of approximately US $1,000,000 over a period of the next 12 months. High Country will undertake to construct a Suspension Bridge in a canyon on the Tutshi River located by the South Klondike in the Northwestern region of British Columbia, Canada. The Suspension Bridge and related exhibits will be catering to tourists who travel on cruise ships to Alaska from May to September annually. We believe approximately 150,000 cruise ship tourists and road travelers enjoy the Klondike Highway experience during the season. We will continue to evaluate additional investments in the areas of Tourism, Mining and the Oil and Gas industries. However, we can give no assurance that our efforts will be successful and we have no commitments for the funding of this project.

Plan of Operation

         Our current plan of operation is to locate adequate capital in order to fund our anticipated obligations under the potential High Country Suspension
Bridge investment. In addition, we will continue to pursue an acceptable agreement regarding the mining joint venture agreements with SEM. We anticipate obtaining funding from the sale of our common stock and loans from financial institutions.

         In January 2004, we concluded a best efforts agency agreement with an attorney in Munich, Germany to sell a minimum of 10,000,000 common shares of our stock at $0.20 net per share to the Company under a Regulation S Offering
Memorandum. As of March 31, 2004 no shares have been sold under this arrangement.

         We negotiated a $20,000,000 bank loan guarantee through Webster Financial Resources Ltd. in order to facilitate the construction of both the Pilot and Production Plants for the joint venture agreements. The loan would have had a 10-year term with interest accruing at the prime rate. Interest for the first year would have been waived. Repayment of the loan would have begun 1 year after initial funding. The loan would have been collateralized by all of the Company's interest in the SEM mining project. We have not received funding to date and therefore the guarantee is not currently in force. If we are successful in renegotiating the arrangement with Webster Financial and SEM we have a contingent liability totaling $521,000 that will be due to Wellstar International Inc. for consulting services rendered, the asset acquisition agreement in Chile and assistance in locating the funding.

Financial Condition and Changes in Financial Condition

Overall Operating Results:

         We had no revenues for the quarter ended March 31, 2004, or since our inception.

         We incurred $236,322 in operating expenses for the quarter ended March 31, 2004. The expenses included legal and accounting fees of $10,134 incurred in connection with our compliance filings with the Securities and Exchange Commission. Investor relation cash expenses were a $4,353. In addition, we issued 1,400,000 shares of our common stock to a public relations firm out of our S-8 2003 performance equity plan at a value of $154,000. Other consulting fees incurred for locating funding arrangements and other consulting activities totaled $27,751. We entered into a management agreement with our president for $8,000 per month in lieu of wages. We incurred $24,000 in accrued management fees during the quarter.

         We incurred $28,320 in operating expenses for the quarter ended March 31, 2003. The expenses included legal and accounting fees incurred in connection with our compliance filings with the Securities and Exchange Commission and expenses associated with the prior tungsten operations of the Company.

Liquidity and Capital Resources:

         Since our inception we have had minimum working capital to fund our operations. In order to fund our operations we have relied on the sale of our common stock and loans from shareholders.

         Between 2000 and 2002 we sold shares of our common stock in order to fund our operations (See "Note 4 - Common Stock" to the financial statements). In addition, Donald Byers, our President, Chairman of the Board and majority shareholder and two other shareholders have loaned the company $103,880 as of March 31, 2004 to fund our business operations. These loans bear 10 % interest and will be repaid upon the company receiving funding.

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

         We intend to seek either debt or equity capital or both. We cannot give any assurance that any funding will occur or will be adequate operating capital to fund our operations. In addition, we may also consider strategic alliances and mergers and acquisitions as a means to pursue our business plan or otherwise fund the company.

Description of Properties

         Our executive office is located at #300-1497 Marine Drive, West Vancouver, B.C., Canada. At this location, we share an undesignated amount of space with another entity. Currently, our rent is included in the management agreement with our president.

Employees/Directors

         We currently have one full-time employee, our president. We expect to hire consultants and independent contractors during the early stages of implementing our business plan.

         After the quarter ended March 31, 2004, Mr. P.J. Santos and Mr. Arthur Lang resigned as directors of the Company. Mr. Santos resigned due to the termination of the agreement with SEM Mining. Mr. Lang resigned due to his disagreement with the company's future direction as to tourism, mining and the oil and gas industries. We currently only have 1 director. We anticipate filling the vacant board positions as soon as possible.

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

         As required by Rules 13a-15 and 15d-15 under the Exchange Act, the Certifying Officers carried out an evaluation of the effectiveness of the design and operation of the Company's disclosure controls and procedures as of March 31, 2004. Their evaluation was carried out with the participation of other members of the Company's management. Based upon their evaluation, the Certifying Officers concluded that the Company's disclosure controls and procedures were effective.

         The Company's internal control over financial reporting is a process designed by, or under the supervision of, the Certifying Officers and effected by the Company's Board of Directors, management and other personnel, to provide reasonable assurance regarding the reliability of the Company's financial reporting and the preparation of the Company's financial statements for external purposes in accordance with generally accepted accounting principles. Internal control over financial reporting includes policies and procedures that pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of the Company's assets; provide reasonable assurance that transactions are recorded as necessary to permit preparation of the Company's financial statements in accordance with generally accepted accounting principles, and that the Company's receipts and expenditures are being made only in accordance with the authorization of the Company's Board of Directors and management; and provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Company's assets that could have a material effect on its financial statements. There has been no change in the Company's internal control over financial reporting that occurred in the quarter ended March 31, 2004, that has materially affected, or is reasonably likely to affect, the Company's internal control over financial reporting.

                            PART II OTHER INFORMATION


ITEM 1.  LEGAL PROCEEDINGS

         None


ITEM 2.  CHANGES IN SECURITIES

Changes in Common Equity

         On February 27, 2004, the board of directors approved a performance equity plan for 10,000,000 shares of Common Stock. The rights of the common stock were not changed. The purpose of the GL Energy and Exploration, Inc. 2004 Equity Performance Plan is to enable the Company to offer to its employees, officers, directors and consultants whose past, present and/or potential contributions to the Company and its Subsidiaries have been, are or will be important to the success of the Company. The various types of long-term incentive awards that may be provided under the Plan will enable the Company to respond to changes in compensation practices, tax laws, accounting regulations and the size and diversity of its businesses. As of March 31, 2004 no shares have been issued under this plan.

         On April 23 2003, a majority of the stockholders of the company approved a performance equity plan for 10,000,000 shares of Common Stock ("2003 Performance Equity Plan"). The rights of the common stock were not changed. We intend to issue the shares of common stock from time to time as determined by the board of directors to directors, employees, consultants and others. The board of directors of the company believes the 2003 Plan will provide flexibility in structuring compensation arrangements and provide an equity incentive for employees and others who are awarded shares under the 2003 Plan. The shares under an award may be issued at less than market price at the discretion of the board of directors. None of the awards as provided under the 2003 Plan are allocated to any particular person or class of persons among those eligible to receive awards. As of March 31, 2004 we have issued a total of 9,890,000 shares of common stock to various consultants under the Plan.

         The common stock is quoted on the over-the-counter market (OTC BB) under the symbol "GEEX" and quoted in the pink sheets published by the National Quotations Bureau. Effective September 30, 2003 the Company met all of the listing requirements and has been accepted on the Berlin Stock Exchange and will trade under the ticker symbol GE6.BE and German Securities CUSIP number WKN 914350. The trading volume in the Common Stock has been and is extremely limited.

Recent Sales of Unregistered Securities

         None


ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

         None


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         None


ITEM 5.  OTHER INFORMATION

         None

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         a)     Exhibits

         4.1        Form of 2003 Equity Performance Plan (1)

         4.2        Form of 2004 Equity Performance Plan (2)

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

(1) Previously filed with Form DEF 14c (information statement) on May 5, 2003.
(2) Previously filed with Form S-8 on March 29, 2004.

         b)     Reports on Form 8-K None

                                   Signatures


         In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                   (Registrant) GL ENERGY AND EXPLORATION, INC.

                                   By: /s/  Donald Byers
                                       ---------------------------------------
                                       Donald Byers, President and Chairman of
                                       the Board (Principal Executive Officer
                                       and Principal Accounting Officer)

Date:  May 13, 2004