Form 10QSB/A
period 2004-03-31
GL ENERGY & EXPLORATION INC
filed 2004-05-17
CIK 1122771

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                  FORM 10-QSB/A
                                (Amendment No. 1)

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

                                     PART I

ITEM 1. FINANCIAL STATEMENTS

 These financial statements have not been reviewed by our independent auditors.

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

Date:  May 17, 2004