Form 10QSB/A
period 2004-03-31
GL ENERGY & EXPLORATION INC
filed 2004-05-27
CIK 1122771

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                  FORM 10-QSB/A
                                (Amendment No. 2)

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

                                TABLE OF CONTENTS

ITEM NUMBER AND CAPTION                                                   PAGE


PART I

  ITEM 1.   FINANCIAL STATEMENTS.........................................   3
  ITEM 2.   MANAGEMENT'S DISCUSSION AND PLAN OF OPERATIONS...............   7
  ITEM 3    CONTROLS AND PROCEDURES......................................  10


PART II

  ITEM 1.   LEGAL PROCEEDINGS............................................  12
  ITEM 2.   CHANGES IN SECURITIES .......................................  12
  ITEM 3.   DEFAULTS UPON SENIOR SECURITIES..............................  12
  ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS..........  12
  ITEM 5.   OTHER INFORMATION............................................  12
  ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K.............................  13

                                     PART I

ITEM 1. FINANCIAL STATEMENTS

                         GL Energy and Exploration, Inc.
                          (A Development Stage Company)
                           Consolidated Balance Sheets

                                                                 Unaudited        Audited
                                                                 March 31,      December 31,
                                                                   2004            2003
                                                                -----------     -----------
                                     ASSETS
Current Assets:
   Cash                                                         $        54     $        79
   Investment in Joint Venture                                         --            20,000
                                                                -----------     -----------
      TOTAL ASSETS                                              $        54     $    20,079
                                                                ===========     ===========

                      LIABILITIES AND STOCKHOLDERS' DEFICIT
Current Liabilities:
   Accounts Payable                                             $    70,085     $    24,290
   Due to Shareholders                                              103,880          65,225
                                                                -----------     -----------
      Total Liabilities                                             173,965          89,515

Minority Interest                                                       306             306

Stockholders' Equity:
   Preferred Stock - $0.001 par value; 5,000,000
      shares authorized, no shares issued and
      outstanding                                                      --              --
   Common Stock - $0.001 par value; 100,000,000
      shares authorized, 30,973,641 and 29,573,641
      shares outstanding at March 31, 2004 and
      December 31, 2003                                              30,974          29,573
   Additional Paid-in Capital                                     2,204,067       2,051,467
   Deficit Accumulated During the Development Stage              (2,409,258)     (2,150,782)
                                                                -----------     -----------
      Total Stockholders' Deficit                                  (174,217)        (69,742)
                                                                -----------     -----------
      TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT               $        54     $    20,079
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

                                                      Unaudited         Unaudited         Unaudited
                                                     Three Months      Three Months       Inception
                                                        Ended             Ended               To
                                                    March 31, 2004    March 31, 2003    March 31, 2004
                                                    --------------    --------------    --------------
EXPENSES
  Mineral Rights                                    $         --      $       13,666    $       85,830
  Impairment                                                20,000              --              20,000
  Legal and Accounting                                      10,134             8,362           146,414
  General and Administrative                               226,189             6,292         2,152,130
                                                    --------------    --------------    --------------
     Total Expenses                                        256,323            28,320         2,404,374

  Minority Interest in Losses of Subsidiary                   --                 (26)               56
                                                    --------------    --------------    --------------
  Loss from Operations                                    (256,323)          (28,294)       (2,404,430)
                                                    --------------    --------------    --------------

  Interest Expense                                          (2,153)                             (4,828)
  Forgiveness of Debt                                         --                --                --
  Gain on Disposal of Subsidiary                              --                --                --
                                                    --------------    --------------    --------------
  NET LOSS                                          $     (258,476)   $      (28,294)   $   (2,409,258)
                                                    ==============    ==============    ==============


  Net Loss per Share - Basic and Diluted            $        (0.01)   $        (0.00)
                                                    ==============    ==============

  Weighted average shares outstanding:
   Basic and Diluted                                    30,265,949        23,839,506
                                                    ==============    ==============


                See accompanying summary of accounting policies
                       and notes to financial statements.

                         GL Energy and Exploration, Inc.
                          (A Development Stage Company)
                      Consolidated Statements of Cash Flows

                                                             Unaudited         Unaudited         Unaudited
                                                            Three Months      Three Months       Inception
                                                               Ended             Ended               To
                                                           March 31, 2004    March 31, 2003    March 31, 2004
                                                           --------------    --------------    --------------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net Loss                                                $     (258,476)   $      (28,294)   $   (2,409,258)
   Adjustments to Reconcile Net Deficit to Cash
   Used by Operation Activities:
     Common Stock Issued for Services                             154,000              --           2,050,600
     Fair Value of Services Received                                 --                --               9,400
     Impairment                                                    20,000              --              20,000
     Minority Interest                                               --                 (26)              306
   Net Changes in:
     Prepaid Expenses                                                --                --                --
     Accounts Payable                                              45,796             6,038            70,086
     Accrued interest from Notes Payable - Shareholders             2,153              --               4,828
     Accrued Obligation to Platoro West Incorporated                 --               3,666              --
                                                           --------------    --------------    --------------
   NET CASH USED IN OPERATING ACTIVITIES                          (36,527)          (18,616)         (254,038)

CASH FLOWS FROM FINANCING ACTIVITIES:
   Proceeds from the Sale of Common Stock                            --               1,658           124,100
   Proceeds from Notes Payable - Shareholders                        --                --              30,940
   Due to Related Parties                                          36,502              --              99,052
                                                           --------------    --------------    --------------
   NET CASH PROVIDED USED IN FINANCING ACTIVITIES                  36,502             1,658           254,092

   NET CHANGE IN CASH AND CASH EQUIVALENTS                            (25)          (16,958)               54

   CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                    79            34,456              --
                                                           --------------    --------------    --------------

   CASH AND CASH EQUIVALENTS AT END OF PERIOD              $           54    $       17,498    $           54
                                                           ==============    ==============    ==============

   Supplemental Non-cash Transactions:
      Issuance of common stock for assets                  $         --      $         --      $       20,000
                                                           ==============    ==============    ==============
      Conversion of Notes Payable - Shareholders           $         --      $         --      $       30,940
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

                         GL Energy and Exploration, Inc.
                          NOTES TO FINANCIAL STATEMENTS
                                 March 31, 2004
                                   (Unaudited)


NOTE 1 - BASIS OF PRESENTATION

The accompanying unaudited interim financial statements of GL Energy Exploration, Inc. have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules of the Securities and Exchange Commission ("SEC"), and should be read in conjunction with the audited financial statements and notes thereto contained in the Company's registration statement filed with the SEC on Form 10-KSB. In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of financial position and the results of operations for the interim periods presented have been reflected herein. The results of operations for interim periods are not necessarily indicative of the results to be expected for the full year. Notes to the financial statements which would substantially duplicate the disclosure contained in the audited financial statements for the most recent fiscal year 2003 as reported in Form 10-KSB, have been omitted.


NOTE 2 - RELATED PARTY TRANSACTIONS

GL Energy had outstanding loans due to shareholders of $103,880 at March 31, 2004, which included $4,828 of accrued interest.


NOTE 3 - COMMON STOCK

During the quarter ending March 31, 2004 GL Energy issued 1,400,000 shares of stock for services valued at $154,000 or the fair market value of the stock on the date of the agreement.

In January 2004, GL Energy issued 1,500,000 shares of stock in trust in connection with a 10,000,000 share Registration S offering. None of these shares have been sold as of March 31, 2004.


NOTE 4 - EQUITY PERFORMANCE PLAN

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


NOTE 5 - SUBSEQUENT EVENT

Subsequent to March 31, 2004 the joint venture agreement was terminated. Due to this termination the Investment in Joint Venture was be fully impaired as of March 31, 2004.

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

         In addition, the termination agreement included the resignation of Mr. P.J. Santos, President & CEO of SEM Mining Corporation, as a director of GL Energy & Exploration, Inc.

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

         We incurred $256,323 in operating expenses for the quarter ended March 31, 2004. The expenses included legal and accounting fees of $10,134 incurred in connection with our compliance filings with the Securities and Exchange Commission. Investor relation cash expenses were a $4,353. In addition, we issued 1,400,000 shares of our common stock to a public relations firm out of our S-8 2003 performance equity plan at a value of $154,000. Other consulting fees incurred for locating funding arrangements and other consulting activities totaled $27,751. We entered into a management agreement with our president for $8,000 per month in lieu of wages. We incurred $24,000 in accrued management fees during the quarter.

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

Date:  May 27, 2004