Form 10QSB
period 2004-06-30
GL ENERGY & EXPLORATION INC
filed 2004-08-20
CIK 1122771

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                   FORM 10-QSB

                QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                  For the Quarterly Period ended June 30, 2004

                        Commission File Number 000-31032


                         GL ENERGY AND EXPLORATION, INC.
               __________________________________________________
               (Exact name of registrant as specified in charter)


                        Delaware                    52-2190362
            _______________________________     ___________________
            (State or other jurisdiction of      (I.R.S. Employer
             incorporation or organization)     Identification No.)


        #300-1497 Marine Drive, West Vancouver, B.C.        V7T 1B8
        ____________________________________________       __________
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

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: As of August 19, 2004, the Company had outstanding 32,803,042 shares of its common stock, par value $0.001.

                                TABLE OF CONTENTS

ITEM NUMBER AND CAPTION                                                  PAGE


PART I

  ITEM 1.   FINANCIAL STATEMENTS.......................................    3
  ITEM 2.   MANAGEMENT'S DISCUSSION AND PLAN OF OPERATIONS.............    8
  ITEM 3    CONTROLS AND PROCEDURES....................................   11


PART II

  ITEM 1.   LEGAL PROCEEDINGS..........................................   12
  ITEM 2.   CHANGES IN SECURITIES .....................................   12
  ITEM 3.   DEFAULTS UPON SENIOR SECURITIES............................   12
  ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS........   12
  ITEM 5.   OTHER INFORMATION..........................................   12
  ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K...........................   13


                                     PART I

ITEM 1. FINANCIAL STATEMENTS

                         GL Energy and Exploration, Inc.
                          (A Development Stage Company)
                           Consolidated Balance Sheets

                                                                Unaudited        Audited
                                                                June 30,       December 31,
                                                                  2004            2003
                                                               -----------     -----------
                                     ASSETS
Current Assets:
   Cash                                                        $    15,557     $        79
   Investment in Joint Venture                                        --            20,000
                                                               -----------     -----------
      TOTAL ASSETS                                             $    15,557     $    20,079
                                                               ===========     ===========

                      LIABILITIES AND STOCKHOLDERS' DEFICIT
Current Liabilities:
   Accounts Payable                                            $    13,208     $    24,290
   Due to Shareholders                                              96,925          65,225
                                                               -----------     -----------
      Total Liabilities                                            110,133          89,515

Minority Interest                                                      306             306

Stockholders' Equity:
   Preferred Stock - $0.001 par value;
      5,000,000 shares authorized, no
      shares issued and outstanding                                   --              --
   Common Stock - $0.001 par value;
      100,000,000 shares authorized,
      32,473,042 and 29,573,641shares
      outstanding at June 30, 2004 and
      December 31, 2003                                             32,473          29,573
   Additional Paid-in Capital                                    2,431,695       2,051,467
   Deficit Accumulated During the
      Development Stage                                         (2,559,050)     (2,150,782)
                                                               -----------     -----------
      Total Stockholders' Deficit                                  (94,882)        (69,742)
                                                               -----------     -----------
      TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT              $    15,557     $    20,079
                                                               ===========     ===========

                         GL Energy and Exploration, Inc.
                          (A Development Stage Company)
                      Consolidated Statements of Operations


                                                     Unaudited          Unaudited
                                                   Three Months       Three Months
                                                       Ended              Ended
                                                   June 30, 2004      June 30, 2003
                                                   -------------      -------------
EXPENSES
   Mineral Rights                                  $        --        $      (3,834)
   Impairment                                               --                 --
   Legal and Accounting                                    3,271             18,085
   General and Administrative                            144,162             43,645
                                                   -------------      -------------
      Total Expenses                                     147,433             57,896

   Minority Interest in Losses of Subsidiary                --                  (26)
                                                   -------------      -------------
   Loss from Operations                                 (147,433)           (57,870)
                                                   -------------      -------------

   Interest Expense                                       (2,360)
   Forgiveness of Debt                                      --                 --
   Gain on Disposal of Subsidiary                           --               18,261
                                                   -------------      -------------
   NET LOSS                                        $    (149,793)     $     (39,609)
                                                   =============      =============


   Net Loss per Share - Basic and Diluted          $       (0.00)     $       (0.00)
                                                   =============      =============

   Weighted average shares outstanding:
    Basic and Diluted                                 31,981,503          8,791,746
                                                   =============      =============

                         GL Energy and Exploration, Inc.
                          (A Development Stage Company)
                      Consolidated Statements of Operations


                                                     Unaudited          Unaudited          Unaudited
                                                    Six Months         Six Months          Inception
                                                       Ended              Ended               To
                                                   June 30, 2004      June 30, 2003      June 30, 2004
                                                   -------------      -------------      -------------
EXPENSES
   Mineral Rights                                  $        --        $       9,832      $      85,830
   Impairment                                             20,000               --               20,000
   Legal and Accounting                                   13,405             26,447            149,684
   General and Administrative                            370,350             49,937          2,296,292
                                                   -------------      -------------      -------------
      Total Expenses                                     403,755             86,216          2,551,806

   Minority Interest in Losses of Subsidiary                --                  (52)                56
                                                   -------------      -------------      -------------
   Loss from Operations                                 (403,755)           (86,164)        (2,551,862)
                                                   -------------      -------------      -------------

   Interest Expense                                       (4,513)                               (7,188)
   Forgiveness of Debt                                      --                 --                 --
   Gain on Disposal of Subsidiary                           --               18,261               --
                                                   -------------      -------------      -------------
   NET LOSS                                        $    (408,268)     $     (67,903)     $  (2,559,050)
                                                   =============      =============      =============


   Net Loss per Share - Basic and Diluted          $       (0.01)     $       (0.01)
                                                   =============      =============

   Weighted average shares outstanding:
    Basic and Diluted                                 31,256,638          4,958,973
                                                   =============      =============

                         GL Energy and Exploration, Inc.
                          (A Development Stage Company)
                      Consolidated Statements of Cash Flows

                                                               Unaudited          Unaudited          Unaudited
                                                              Six Months         Six Months          Inception
                                                                 Ended              Ended               To
                                                             June 30, 2004      June 30, 2003      June 30, 2004
                                                             -------------      -------------      -------------
CASH FLOWS FROM OPERATING ACTIVITIES:
    Net Loss                                                 $    (408,268)     $     (67,903)     $  (2,559,050)
  Adjustments to Reconcile Net Deficit to Cash
  Used by Operation Activities:
    Common Stock Issued for Services                               272,700              5,130          2,169,300
    Fair Value of Services Received                                   --                 --                9,400
    Impairment                                                      20,000               --               20,000
    Minority Interest                                                 --                  (52)               306
  Net Changes in:
    Accounts Payable                                               (11,082)            54,092             13,208
    Accrued Interest from Notes Payable- Shareholders                4,498               --                7,173
    Accrued Obligation to Platoro West Incorporated                   --                7,332               --
                                                             -------------      -------------      -------------
    NET CASH USED IN OPERATING ACTIVITIES                         (122,152)            (1,401)          (339,663)

CASH FLOWS FROM FINANCING ACTIVITIES:
    Proceeds from the Sale of Common Stock                         110,428               --              234,528
    Proceeds from Notes Payable - Shareholders                        --                 --               30,940
    Due to Related Parties                                          27,202            (32,225)            89,752
                                                             -------------      -------------      -------------
    NET CASH PROVIDED USED IN FINANCING ACTIVITIES                 137,630            (32,225)           355,220

    NET CHANGE IN CASH AND CASH EQUIVALENTS                         15,478            (33,626)            15,557

    CASH AND CASH EQUIVALENTS
       AT BEGINNING OF PERIOD                                           79             34,456               --
                                                             -------------      -------------      -------------

    CASH AND CASH EQUIVALENTS
       AT END OF PERIOD                                      $      15,557      $         830      $      15,557
                                                             =============      =============      =============

    Supplemental Non-cash Transactions:
       Issuance of common stock for assets                   $        --        $      20,000      $      20,000
                                                             =============      =============      =============
       Conversion of Notes Payable - Shareholders            $        --        $        --        $      30,940
                                                             =============      =============      =============

                         GL Energy and Exploration, Inc.
                          NOTES TO FINANCIAL STATEMENTS
                                  June 30, 2004
                                   (Unaudited)


NOTE 1 - BASIS OF PRESENTATION

The accompanying unaudited interim financial statements of GL Energy Exploration, Inc. have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules of the Securities and Exchange Commission ("SEC"), and should be read in conjunction with the audited financial statements and notes thereto contained in the Company's registration statement filed with the SEC on Form 10-KSB. In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of financial position and the results of operations for the interim periods presented have been reflected herein. The results of operations for interim periods are not necessarily indicative of the results to be expected for the full year. Notes to the financial statements, which would substantially duplicate the disclosure contained in the audited financial statements for the most recent fiscal year 2003 as reported in Form 10-KSB, have been omitted.


NOTE 2 - RELATED PARTY TRANSACTIONS

GL Energy had outstanding loans due to shareholders of $96,925 at June 30, 2004, which included $7,173 of accrued interest. In June 2003, GL Energy agreed to pay its President and Chairman of the Board for $8,000 per month as compensation and office rental through May 2004. These management fees have been paid through May 2004 and the agreement was terminated. On June 1, 2004, GL Energy agreed with Wellstar International, Inc. that Wellstar would provide management services and office facilities on an ongoing basis for $10,000 per month for the 12-month period ending May 31, 2005. GL Energy's President and Chairman of the Board is the sole director of Wellstar International Inc.


NOTE 3 - COMMON STOCK

From February through June 30, 2004, GL Energy issued 2,670,000 shares of stock into a trust account in connection with a 10,000,000 share Registration S offering. During the quarter ended June 30, 2004, GL Energy sold 519,401 shares from the trust for net proceeds of $110,428, and also issued 980,000 shares of stock from the trust for services valued at $118,700 or the fair market value of the stock on the date of the issuance of the shares.

During the quarter ending March 31, 2004 GL Energy issued 1,400,000 shares of stock for services valued at $154,000 or the fair market value of the stock on the date of the agreement.


NOTE 4 - EQUITY PERFORMANCE PLAN

In February 2004, the Board of Directors adopted a 2004 Equity Performance Plan under which 10,000,000 shares of GL Energy's common stock have been reserved for issuance to employees, officers, directors and consultants whose past, present and/or potential contributions to the Company and its Subsidiaries have been, or will be important to the success of the Company. Under this plan, as of June 30, 2004, no common shares have been issued.


NOTE 5 - JOINT VENTURE AGREEMENT

The joint venture agreement was terminated in early 2004. Due to this termination the Investment in Joint Venture was fully impaired in March 2004.

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

Business Operations Prior to April 30, 2004

         On  May  29,  2003,  GL  Energy  and  Exploration   Inc.  and  Wellstar
International  Inc.,  a  Nevada  corporation,  entered  into an  asset  purchase agreement to acquire all of Wellstar's 60% interest in two mineral claims located in Chile, known as the LaBarca Deposit and Duna Choapa Norte Deposit and certain Joint Venture Agreements ("JVA's) between SEM Mining Corporation S.A. and Wellstar. The rights included the interest to market and benefit from certain specified heavy metal minerals that may be obtained from the claims, including gold, rutile, zircon, magnetite, ilmenite, nickel and rare earth oxides. There was no assurance that these claims would have enough mineralizations that would be commercially viable or be economically recoverable. The obligations under the JVA's included having to raise capital to fund the Pilot and Production Plants.

         The original funding obligation included US$2,000,000 for the pilot plant which was due on or before January 22, 2004 and US$8,000,000 for the production plant on or before January 22, 2004. This agreement was subsequently amended to extend the terms, amount and the funding deadline. The new terms and conditions specified that GL Energy would provide US$20,000,000 in financing to SEM who in turn would build the Pilot and Production Plants and a Town-site. We were unable to fulfill the new funding arrangements within the allotted timeframe.

         On April 30, 2004, SEM Mining Corporation Ltd. served notice to GL Energy and Exploration Inc. that the Joint Venture Agreement between the two corporations was in default as the result of non-payment of $200,000 US by GEEX to SEM as provided under the terms and conditions of the JVA. SEM stipulated that in view of the default of the JVA, the Agreement was thereby terminated and that they were unwilling to compromise further despite the fact that GEEX was proceeding to finalize a $20 million financing arrangement. The $20 million financing with Webster Financial Resources, Inc. was to be structured as a guarantee to support a bank loan of an equal amount in event of default of repayment. No funds were borrowed as the Joint Venture Agreement between SEM and GEEX was terminated April 30, 2004.

Business Operations Subsequent to April 30, 2004

         On May 5, 2004 GL Energy and Exploration Inc. began proceedings to acquire a 65% interest in High Country Suspension Bridge LLP ("High Country") in exchange for an investment of approximately US$1,000,000 over a period of the next 12 months. High Country was to undertake the construction of a Suspension Bridge in a canyon on the Tutshi River located by the South Klondike in the Northwestern region of British Columbia, Canada that was to generate revenue by catering to tourists who travel on cruise ships to Alaska from May to September annually.

         In July 2004 we terminated our objective of acquiring an interest in this project.

Plan of Operation

         We are currently reviewing our alternative investment opportunities in various industries. If we locate a viable business opportunity we will need to raise adequate capital. However, we can give no assurance that our efforts will be successful and we have no commitments for the funding at this time.

         In January 2004, we concluded a best efforts agency agreement with an attorney in Munich, Germany to sell a minimum of 10,000,000 common shares of our stock at $0.20 net per share to the Company under a Regulation S Offering Memorandum. These shares have not been registered with the SEC. From February through June 30, 2004, GL Energy issued 2,670,000 shares of stock in trust in connection with this Registration S offering. During the quarter ended June 30, 2004, GL Energy sold 519,401 shares of stock from the trust. Total proceeds received by GL Energy were US$110,428.

Financial Condition and Changes in Financial Condition

Overall Operating Results:

         We had no revenues for the quarter ended June 30, 2004, or since our inception.

         We incurred $147,433 in operating expenses for the quarter ended June 30, 2004. The expenses included legal and accounting fees of $3,271 incurred in connection with our compliance filings with the Securities and Exchange Commission. Investor relation expenses were $8,374. We issued 980,000 shares of our common stock to an attorney and sales representative for consulting services out of our Regulation S offering at a value of $118,700. In addition, we had a management agreement with our President for $8,000 per month in lieu of wages and rent. This agreement was terminated at the end of May 2004 and we entered into a new management agreement with Wellstar International, Inc. in June 2004 at $10,000 per month. We incurred $26,000 in management fees during the quarter.

         Operating expenses for the quarter ended June 30, 2003 were $57,896. The expenses included legal and accounting fees of $18,085 incurred in connection with our compliance filings with the Securities and Exchange Commission and fees associated with the preparation of documents relating to the asset purchase agreement with SEM. We incurred $18,927 for public relations services. We entered into a management agreement with our president for $8,000 per month in lieu of wages and rent. In addition, we recognized a gain on our disposal of GL Gold in the amount of $18,261. Consulting fees for past services paid in shares of common stock totaled $5,130. The remaining expenses were incurred for advertising, SEC filing fees, general office expenses, stock transfer fees and travel.

         For the six months ended June 30, 2004 our operating expenses totaled $403,755, a vast majority of which were incurred for public relations, consulting fees and management fees. These fees totaled $335,381. Of this amount $272,700 was non-cash expenses incurred with the issuance of common stock.

         For the six months ended June 30, 2003 expenses totaled $86,216, incurred for legal, accounting, mineral rights and general operating expenses.

Liquidity and Capital Resources:

         Since our inception we have had minimum working capital to fund our operations. In order to fund our operations we have relied on the sale of our common stock and loans from shareholders.

         Between 2000 and 2004 we sold shares of our common stock in order to fund our operations. During the quarter ended June 30, 2004, we received proceeds totaling US$110,428 for shares of stock sold from the Regulation S offering in Europe.

         In addition, Donald Byers, our President, Chairman of the Board and majority shareholder and two other shareholders have loaned the company $96,925 as of June 30, 2004 to fund our business operations. These loans bear 10 % interest and will be repaid upon the company receiving funding.

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

Description of Properties

         Our executive office is located at #300-1497 Marine Drive, West Vancouver, B.C., Canada. At this location, we share an undesignated amount of space with another entity. Currently, our rent is included in the management agreement with Wellstar.

Employees/Directors

         We currently have one full-time employee, our president. We expect to hire consultants and independent contractors during the early stages of implementing our business plan.

         During the quarter ended June 30, 2004, Mr. P.J. Santos and Mr. Arthur Lang resigned as directors of the Company. Mr. Santos resigned due to the termination of the agreement with SEM Mining. Mr. Lang resigned due to his disagreement with the company's future direction as to tourism, mining and the oil and gas industries.

         On May 31, 2004, Mr. Frank Rossi became a director of the company. Mr. Rossi is 65 years of age and for the past 27 years his business background includes real estate, sales and leasing. He also owned his own real estate office for 18 years, and is currently a licensed Broker with Sheridan Commercial Sales & Leasing.

         We currently have two directors on our board.

New Accounting Pronouncements

         GL Energy does not expect the  adoption of recently  issued  accounting
pronouncements  to  have  a  significant   impact  on  GL  Energy's  results  of
operations, financial position or cash flow.


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

         As required by Rules 13a-15 and 15d-15 under the Exchange Act, the Certifying Officers carried out an evaluation of the effectiveness of the design and operation of the Company's disclosure controls and procedures as of June 30, 2004. Their evaluation was carried out with the participation of other members of the Company's management. Based upon their evaluation, the Certifying Officers concluded that the Company's disclosure controls and procedures were effective.

         The Company's internal control over financial reporting is a process designed by, or under the supervision of, the Certifying Officers and effected by the Company's Board of Directors, management and other personnel, to provide reasonable assurance regarding the reliability of the Company's financial reporting and the preparation of the Company's financial statements for external purposes in accordance with generally accepted accounting principles. Internal control over financial reporting includes policies and procedures that pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of the Company's assets; provide reasonable assurance that transactions are recorded as necessary to permit preparation of the Company's financial statements in accordance with generally accepted accounting principles, and that the Company's receipts and expenditures are being made only in accordance with the authorization of the Company's Board of Directors and management; and provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Company's assets that could have a material effect on its financial statements. There has been no change in the Company's internal control over financial reporting that occurred in the quarter ended June 30, 2004, that has materially affected, or is reasonably likely to affect, the Company's internal control over financial reporting.

                            PART II OTHER INFORMATION


ITEM 1.  LEGAL PROCEEDINGS

         None


ITEM 2.  CHANGES IN SECURITIES

Changes in Common Equity

         On February 27, 2004, the board of directors approved a performance equity plan for 10,000,000 shares of Common Stock. The rights of the common stock were not changed. The purpose of the GL Energy and Exploration, Inc. 2004 Equity Performance Plan is to enable the Company to offer to its employees, officers, directors and consultants whose past, present and/or potential contributions to the Company and its Subsidiaries have been, or will be important to the success of the Company. The various types of long-term incentive awards that may be provided under the Plan will enable the Company to respond to changes in compensation practices, tax laws, accounting regulations and the size and diversity of its businesses. As of June 30, 2004, no shares have been issued under this plan.

         On April 23, 2003, a majority of the stockholders of the company approved a performance equity plan for 10,000,000 shares of Common Stock ("2003 Performance Equity Plan"). The rights of the common stock were not changed. We intend to issue the shares of common stock from time to time as determined by the board of directors to directors, employees, consultants and others. The board of directors of the company believes the 2003 Plan will provide flexibility in structuring compensation arrangements and provide an equity incentive for employees and others who are awarded shares under the 2003 Plan. The shares under an award may be issued at less than market price at the discretion of the board of directors. None of the awards as provided under the 2003 Plan are allocated to any particular person or class of persons among those eligible to receive awards. As of June 30, 2004 we have issued a total of 9,890,000 shares of common stock to various consultants under the Plan.

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

Recent Sales of Unregistered Securities

         From February through June 30, 2004, GL Energy issued 2,670,000 shares of stock in trust in connection with this Registration S offering in Europe. During the quarter ended June 30, 2004, GL Energy sold 519,401 shares of stock from the trust. Total proceeds received by GL Energy were US$110,428. We also issued 980,000 shares of stock from the trust for services rendered in connection with the offering. These shares have not been registered with the SEC.


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

Date:  August 20, 2004