Form 10QSB
period 2004-09-30
GL ENERGY & EXPLORATION INC
filed 2004-11-15
CIK 1122771

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                   FORM 10-QSB

                QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                For the Quarterly Period ended September 30, 2004

                        Commission File Number 000-31032


                         GL ENERGY AND EXPLORATION, INC.
               --------------------------------------------------
               (Exact name of registrant as specified in charter)


                       Delaware                      52-2190362
            -------------------------------      -------------------
            (State or other jurisdiction of       (I.R.S. Employer
             incorporation or organization)      Identification No.)


    10330 Pioneer Blvd., Suite 290 Santa Fe Springs, California     90670
    -----------------------------------------------------------   ----------
              (Address of principal executive offices)            (Zip Code)


     Registrant's telephone number, including area code     (562) 903-1114



Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been
subject to such filing requirements for the past 90 days.   Yes [X]   No [ ]

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: As of October 25, 2004, the Company had outstanding 32,882,042 shares of its common stock, par value $0.001.

                                TABLE OF CONTENTS

ITEM NUMBER AND CAPTION                                                  PAGE

PART I

  ITEM 1.   FINANCIAL STATEMENTS.......................................    3
  ITEM 2.   MANAGEMENT'S DISCUSSION AND PLAN OF OPERATIONS.............    8
  ITEM 3    CONTROLS AND PROCEDURES....................................   10

PART II

  ITEM 1.   LEGAL PROCEEDINGS..........................................   11
  ITEM 2.   CHANGES IN SECURITIES .....................................   11
  ITEM 3.   DEFAULTS UPON SENIOR SECURITIES............................   11
  ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS........   11
  ITEM 5.   OTHER INFORMATION..........................................   12
  ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K...........................   12

                                     PART I

ITEM 1. FINANCIAL STATEMENTS

                         GL Energy and Exploration, Inc.
                          (A Development Stage Company)
                           Consolidated Balance Sheets

                                                            Unaudited        Audited
                                                          September 30,    December 31,
                                                              2004             2003
                                                          ------------     ------------
                             ASSETS
Current Assets:
   Cash                                                   $         35     $         79
   Investment in Joint Venture                                    --             20,000
                                                          ------------     ------------
      TOTAL ASSETS                                        $         35     $     20,079
                                                          ============     ============

               LIABILITIES AND STOCKHOLDERS' DEFICIT
Current Liabilities:
   Accounts Payable                                       $     30,000     $     24,290
   Due to Shareholders                                          99,187           65,225
                                                          ------------     ------------
      Total Liabilities                                        129,187           89,515

Minority Interest                                                  306              306

Stockholders' Equity:
   Preferred Stock - $0.001 par value;
      5,000,000 shares authorized, no
      shares issued and outstanding                               --               --
   Common Stock - $0.001 par value;
      100,000,000 shares authorized,
      32,882,042 and 29,573,641 shares
      outstanding at September 30, 2004
      and December 31, 2003                                     32,882           29,573
   Additional Paid-in Capital                                2,446,886        2,051,467
   Deficit Accumulated During the Development Stage         (2,609,226)      (2,150,782)
                                                          ------------     ------------
      Total Stockholders' Deficit                             (129,458)         (69,742)
                                                          ------------     ------------
      TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT         $         35     $     20,079
                                                          ============     ============

                         GL Energy and Exploration, Inc.
                          (A Development Stage Company)
                      Consolidated Statements of Operations


                                                     Unaudited              Unaudited
                                                    Three Months           Three Months
                                                       Ended                  Ended
                                                 September 30, 2004     September 30, 2003
                                                 ------------------     ------------------
EXPENSES
  Legal and Accounting                           $            3,822     $            6,313
  General and Administrative                                 44,093                  7,375
  Minority interest in losses of subsidiary                    --                      241
  Interest                                                    2,262                   --
  Forgiveness of debt                                          --                   34,464
                                                 ------------------     ------------------
     NET INCOME (LOSS)                           $          (50,177)    $           20,535
                                                 ==================     ==================

  Net Loss per Share - Basic and Diluted         $            (0.00)    $             0.00
                                                 ==================     ==================

  Weighted average shares outstanding:
   Basic and Diluted                                     32,848,129             25,513,614
                                                 ==================     ==================

                         GL Energy and Exploration, Inc.
                          (A Development Stage Company)
                      Consolidated Statements of Operations


                                                       Unaudited              Unaudited              Unaudited
                                                      Nine Months            Nine Months             Inception
                                                         Ended                  Ended                    To
                                                   September 30, 2004     September 30, 2003     September 30, 2004
                                                   ------------------     ------------------     ------------------
EXPENSES
   Mineral Rights                                  $             --       $            9,832     $           85,830
   Impairment                                                  20,000                   --                   20,000
   Legal and Accounting                                        17,227                 32,760                153,506
   General and Administrative                                 414,442                 57,313              2,340,384
   Forgiveness of Debt (income)                                  --                  (34,464)                  --
   Minority Interest in Losses of Subsidiary                     --                      190                     56
   (Gain) on Disposal of Subsidiary                              --                  (18,261)                  --
   Interest Expense                                             6,775                  --                     9,450
                                                   ------------------     ------------------     ------------------
   NET LOSS                                        $         (458,444)    $          (47,370)    $       (2,609,226)
                                                   ==================     ==================     ==================


   Net Loss per Share - Basic and Diluted          $            (0.01)    $            (0.00)
                                                   ==================     ==================

   Weighted average shares outstanding:
    Basic and Diluted                                      31,793,850             11,885,812
                                                   ==================     ==================

                         GL Energy and Exploration, Inc.
                          (A Development Stage Company)
                      Consolidated Statements of Cash Flows

                                                            Unaudited             Unaudited             Unaudited
                                                           Nine Months           Nine Months            Inception
                                                              Ended                 Ended                   To
                                                        September 30, 2004    September 30, 2003    September 30, 2004
                                                        ------------------    ------------------    ------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net Loss                                             $         (458,444)   $          (47,369)   $       (2,606,964)
Adjustments to Reconcile Net Deficit to Cash
Used by Operation Activities:
   Common Stock Issued for Services                                288,300                10,531             2,184,900
   Fair Value of Services Received                                    --                    --                   9,400
   Impairment                                                       20,000                  --                  20,000
   Minority Interest                                                  --                     190                   306
Net Changes in:
   Prepaid Expenses                                                   --                  (2,080)                 --
   Accounts Payable                                                  5,710                21,234                30,000
   Accrued Interest from Notes Payable- Shareholders                 6,760                32,000                 9,435
   Accrued Obligation to Platoro West Incorporated                    --                 (27,132)                 --
                                                        ------------------    ------------------    ------------------
   NET CASH USED IN OPERATING ACTIVITIES                          (137,674)              (12,626)             (352,923)

CASH FLOWS FROM FINANCING ACTIVITIES:
   Proceeds from the Sale of Common Stock                          110,428                  --                 234,528
   Proceeds from Notes Payable - Shareholders                         --                    --                  30,940
   Due to Related Parties                                           27,202               (21,425)               89,752
                                                        ------------------    ------------------    ------------------
   NET CASH PROVIDED USED IN FINANCING ACTIVITIES                  137,630               (21,425)              355,220

   NET CHANGE IN CASH AND CASH EQUIVALENTS                             (44)              (34,051)                   35


   CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                     79                34,456                  --
                                                        ------------------    ------------------    ------------------

   CASH AND CASH EQUIVALENTS AT END OF PERIOD           $               35    $              405    $               35
                                                        ==================    ==================    ==================

   Supplemental Non-cash Transactions:
      Issuance of common stock for assets               $             --      $           20,000    $           20,000
                                                        ==================    ==================    ==================
      Conversion of Notes Payable - Shareholders        $             --      $             --      $           30,940
                                                        ==================    ==================    ==================

                         GL Energy and Exploration, Inc.
                          NOTES TO FINANCIAL STATEMENTS
                               September 30, 2004
                                   (Unaudited)


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


NOTE 2 - RELATED PARTY TRANSACTIONS

GL Energy had outstanding loans due to shareholders of $99,187 at September 30, 2004, which included $9,435 of accrued interest. In June 2003, GL Energy agreed to pay its President and Chairman of the Board for $8,000 per month as compensation and office rental through May 2004. These management fees have been paid through May 2004 and the agreement was terminated. On June 1, 2004, GL Energy agreed with Wellstar International, Inc. that Wellstar would provide management services and office facilities on an ongoing basis for $10,000 per month for the 12-month period ending May 31, 2005. This agreement was terminated in September 2004. GL Energy's former President and Chairman of the Board is the sole director of Wellstar International Inc.


NOTE 3 - COMMON STOCK

From February through September 30, 2004, GL Energy issued 2,670,000 shares of stock into a trust account in connection with a 10,000,000 share Registration S offering. During the quarter ended June 30, 2004, GL Energy sold 538,401 shares from the trust for net proceeds of $110,428. GL Energy also issued a total of 1,370,000 shares of stock through September 30, 2004 from the trust for services valued at $134,300 or the fair market value of the stock on the date of the issuance of the shares.

During the quarter ending March 31, 2004 GL Energy issued 1,400,000 shares of stock for services valued at $154,000 or the fair market value of the stock on the date of the agreement.


NOTE 4 - EQUITY PERFORMANCE PLAN

In February 2004, the Board of Directors adopted a 2004 Equity Performance Plan under which 10,000,000 shares of GL Energy's common stock have been reserved for issuance to employees, officers, directors and consultants whose past, present and/or potential contributions to the Company and its Subsidiaries have been, or will be important to the success of the Company. Under this plan, as of September 30, 2004, no common shares have been issued.


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

Business

         GL Energy and Exploration, Inc. was incorporated in the state of Delaware on October 7, 1998 under the name LRS Group Incorporated. On October 15, 1998, the name of the corporation was changed to LRS Capital, Inc. On October 10, 2001 the name of the corporation was changed to GL Energy and Exploration, Inc. GL Energy is a development stage company. Prior to October 2004 the company had no viable business operations.

         Effective  October 1, 2004 the  company  appointed  David  Michery  and
Marcus Sanders to the board of directors. In addition, David Michery was appointed as Chairman, CEO, and President, and Kent Puckett as CFO, Secretary, and Treasurer.

Plan of Operation

         In October 2004, GL Energy entered into a binding merger agreement to acquire 100 percent of American Southwest Music Distribution Inc., subject to final audits and shareholder approval. We anticipate the closing for the merger will occur during the quarter ending December 31, 2004. David Michery and Kent Puckett will remain with the company in their current positions.

         American Southwest Music Distribution manufactures, sells, markets, distributes and acquires intellectual properties in the music industry in genres such as rock, pop, country, rhythm and blues, alternative, metal and gospel. American Southwest currently owns and controls various music catalogs and is continuing to seek the acquisition of existing high-volume revenue-generating catalogs. In addition, America Southwest has several artists under contract.

         We believe that the merger with American Southwest will enable us to create long term value for GL Energy shareholders. We also believe there are several independents that when united would become more competitive while increasing market share, exposure and distribution. However, we can give no assurance that we will be successful in this very competitive market.

Financial Condition and Changes in Financial Condition

Overall Operating Results:

         We had no revenues for the quarter ended September 30, 2004, or since our inception.

         We incurred $50,177 in operating expenses for the quarter ended September 30, 2004. The expenses included legal and accounting fees of $3,822 incurred in connection with our compliance filings with the Securities and Exchange Commission. We issued 390,000 shares of our common stock to an attorney and sales representative for consulting services out of our Regulation S offering at a value of $15,600. We also incurred $24,409 in management fees during the quarter pursuant to a management agreement with Wellstar
International, Inc. This agreement was terminated in September 2004 in conjunction with the appointment of the new board of directors.

         We incurred $13,688 in operating expenses for the quarter ended September 30, 2003. These expenses were primarily for our compliance filings with the Securities and Exchange Commission and fees associated investor relations and management fees. During the prior year quarter we also recognized other income of $34,464 for the forgiveness of debt due to Platoro West.

         For the nine months ended September 30, 2004 our operating expenses totaled $458,444, a vast majority of which were incurred for public relations, accounting and legal fees, consulting fees and management fees. These fees totaled $388,310. Of this amount $288,300 was non-cash expenses incurred with the issuance of common stock.

         For the nine months ended September 30, 2003 our operating expenses totaled $99,904, incurred for legal, accounting, mineral rights and general operating expenses.

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

         In addition, Donald Byers, our prior President, Chairman of the Board and majority shareholder and two other shareholders have loaned the company $99,187 as of September 30, 2004 to fund our business operations.

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

Description of Properties

         Our executive offices were relocated in October 2004 to 10330 Pioneer Blvd., Suite 290, Santa Fe Springs, California 90670 in conjunction with the change in officers and directors.

Employees/Directors

         On September 30, 2004, Donald Byers resigned as president and director of the company, and Frank Rossi resigned as director of the company.

         On October 1, 2004, David Michery and Marcus Sanders accepted appointment to the board of directors. Thereafter, the board of directors appointed David Michery as Chairman, CEO, and President, and appointed Kent Puckett as CFO, Secretary, and Treasurer.

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

         As required by Rules 13a-15 and 15d-15 under the Exchange Act, the Certifying Officers carried out an evaluation of the effectiveness of the design and operation of the Company's disclosure controls and procedures as of September 30, 2004. Their evaluation was carried out with the participation of other members of the Company's management. Based upon their evaluation, the Certifying Officers concluded that the Company's disclosure controls and procedures were effective.

         The Company's internal control over financial reporting is a process designed by, or under the supervision of, the Certifying Officers and effected by the Company's Board of Directors, management and other personnel, to provide reasonable assurance regarding the reliability of the Company's financial reporting and the preparation of the Company's financial statements for external purposes in accordance with generally accepted accounting principles. Internal control over financial reporting includes policies and procedures that pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of the Company's assets; provide reasonable assurance that transactions are recorded as necessary to permit preparation of the Company's financial statements in accordance with generally accepted accounting principles, and that the Company's receipts and expenditures are being made only in accordance with the authorization of the Company's Board of Directors and management; and provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Company's assets that could have a material effect on its financial statements. There has been no change in the Company's internal control over financial reporting that occurred in the quarter ended September 30, 2004, that has materially affected, or is reasonably likely to affect, the Company's internal control over financial reporting.

                            PART II OTHER INFORMATION


ITEM 1.  LEGAL PROCEEDINGS

         None


ITEM 2.  CHANGES IN SECURITIES

Changes in Common Equity

         On February 27, 2004, the board of directors approved a performance equity plan for 10,000,000 shares of Common Stock. The rights of the common stock were not changed. The purpose of the GL Energy and Exploration, Inc. 2004 Equity Performance Plan is to enable the Company to offer to its employees, officers, directors and consultants whose past, present and/or potential contributions to the Company and its Subsidiaries have been, or will be important to the success of the Company. The various types of long-term incentive awards that may be provided under the Plan will enable the Company to respond to changes in compensation practices, tax laws, accounting regulations and the size and diversity of its businesses. As of September 30, 2004, no shares have been issued under this plan.

         On April 23, 2003, a majority of the stockholders of the company approved a performance equity plan for 10,000,000 shares of Common Stock ("2003 Performance Equity Plan"). The rights of the common stock were not changed. We intend to issue the shares of common stock from time to time as determined by the board of directors to directors, employees, consultants and others. The board of directors of the company believes the 2003 Plan will provide flexibility in structuring compensation arrangements and provide an equity incentive for employees and others who are awarded shares under the 2003 Plan. The shares under an award may be issued at less than market price at the discretion of the board of directors. None of the awards as provided under the 2003 Plan are allocated to any particular person or class of persons among those eligible to receive awards. As of September 30, 2004 we have issued a total of 9,890,000 shares of common stock to various consultants under the Plan.

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

Recent Sales of Unregistered Securities

         From February through September 30, 2004, GL Energy issued 2,670,000 shares of stock in trust in connection with this Registration S offering in Europe. During the quarter ended June 30, 2004, GL Energy sold 538,401 shares of stock from the trust. Total proceeds received by GL Energy were US$110,428. We also have issued a total of 1,370,000 shares of stock from the trust for services rendered in connection with the offering. The remaining shares are being returned to the company. These shares have not been registered with the SEC.


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

         (1) Previously filed with Form DEF 14c (information statement) on May 5, 2003.
         (2) Previously filed with Form S-8 on March 29, 2004.

     b)  Reports on Form 8-K

         On October 29, 2004 we filed an information statement on Form 8-K disclosing the resignations of Donald Byers as president and director of the company, and Frank Rossi as director of the company effective on September 30, 2004.

         In conjunction with the resignations, we announced the appointments of David Michery and Marcus Sanders to the board of directors. Thereafter, the board of directors appointed David Michery as Chairman, CEO, and President, and appointed Kent Puckett as CFO, Secretary, and Treasurer.

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

                                           GL ENERGY AND EXPLORATION, INC.
                                           -------------------------------
                                                    (Registrant)


                                           By: /s/ David Michery
                                               ---------------------------------
                                               David Michery, CEO, President and
                                               Chairman of the Board (Principal
                                               Executive Officer)


                                           By: /s/ Kent Puckett
                                               --------------------------------
                                               Kent Puckett, CFO, Secretary and
                                               Treasurer (Principal Financial
                                               Officer)

Date:  November 15, 2004