Form 10KSB
period 2004-12-31
GL ENERGY & EXPLORATION INC
filed 2005-05-05
CIK 1122771

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                   FORM 10-KSB

                 ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                   FOR THE FISCAL YEAR ENDED DECEMBER 31, 2004
                        COMMISSION FILE NUMBER 000-31032


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

     State the aggregate market value of the voting stock held by non-affiliates computed by reference to the price at which the stock was sold, or the average bid and asked prices of such stock as of a specified date within the past 60 days: As of April 6, 2005, the aggregate market price of the voting stock held by non-affiliates was approximately $381,000.

     State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: As of April 6, 2005, the Company had outstanding 36,973,641 shares of its common stock, par value $0.001.

                                TABLE OF CONTENTS

ITEM NUMBER AND CAPTION                                                PAGE


PART I

  ITEM 1.    DESCRIPTION OF BUSINESS                                     3
  ITEM 2.    DESCRIPTION OF PROPERTY                                     7
  ITEM 3.    LEGAL PROCEEDINGS                                           7
  ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF
             SECURITY HOLDERS                                            7


PART II

  ITEM 5.    MARKET FOR REGISTRANTS COMMON EQUITY AND
             RELATED STOCKHOLDER MATTERS                                 8
  ITEM 6.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
             FINANCIAL CONDITION OR PLAN OF OPERATION                   10
  ITEM 7.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA               F-1
  ITEM 8.    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS
             ON ACCOUNTING AND FINANCIAL DISCLOSURE                     23
  ITEM 8A.   CONTROLS AND PROCEDURES                                    23
  ITEM 8B.   OTHER INFORMATION                                          23


PART III

ITEM 9.      DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND
             CONTROL PERSONS: COMPLIANCE WITH SECTION 16(a)
             OF THE EXCHANGE ACT                                        23
ITEM 10.     EXECUTIVE COMPENSATION                                     25
ITEM 11.     SECURITY OWNERSHIP OF CERTAIN BENEFICIAL
             OWNERS AND MANAGEMENT                                      27
ITEM 12.     CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS             28
ITEM 13.     EXHIBITS                                                   29
ITEM 14.     PRINCIPAL ACCOUNTANT FEES AND SERVICES                     29

                                     PART I


ITEM 1.  DESCRIPTION OF BUSINESS

Company Background

         GL Energy and Exploration, Inc. ("GL Energy") was incorporated in the state of Delaware on October 7, 1998 under the name LRS Group Incorporated. On October 15, 1998, the name of the corporation was changed to LRS Capital, Inc. On October 10, 2001 the name of the corporation was changed to GL Energy and Exploration, Inc. GL Energy is an exploration stage company. On October 13, 2004, GL Energy entered into an Agreement and Plan of Reorganization with American Southwest Music Distribution, Inc.

Business Operations Prior to Plan of Merger

         In February 2003, GL Energy formed a new wholly owned subsidiary, GL Gold, Inc. to acquire a permitted gold mine, two un-permitted groups of mining claims, and options to acquire certain mining equipment, located in Oregon. GL Energy didn't provide the required funding by the required deadline of July 31, 2003, the deal was canceled and GL Gold was liquidated.

         In October 2001, GL Energy formed GL Tungsten, Inc. as a subsidiary incorporated in the state of Nevada, for the purpose of conducting the mining exploration activities of the company. In May 2003, we had an agreement with Platoro West Incorporated, a mineral exploration company, under which that company would locate, stake out and record mining claims with high concentrations of tungsten. On August 7, 2003, GL Energy terminated the agreement with Platoro.

         In May 2003, GL Energy agreed to acquire Wellstar International Inc.'s sixty percent interest in two mineral claims in Chile and to assume certain joint venture agreements with SEM Mining Corporation S.A. GL Energy was unable to fund the required $20 million and the agreement was terminated in April 2004.

         In May 2004 GL Energy attempted to acquire a sixty-five percent interest in High Country Suspension Bridge LLP for $1 million. In July 2004, GL Energy terminated this effort.

         On September 30, 2004, Donald Byers resigned as president and director, and Frank Rossi resigned as director. GL Energy appointed David Michery and Marcus Sanders to the board of directors on October 1, 2004. In addition, David Michery was appointed as Chairman, CEO, and President, and Kent Puckett as CFO, Secretary, and Treasurer.

Plan of Merger

         On October 13, 2004, GL Energy agreed to a merger with American Southwest Music Distribution, Inc. ("American Southwest"), a privately held Texas corporation, with offices in Santa Fe Springs, California. GL Energy will be the surviving corporation. Pursuant to the Merger Agreement, all of American Southwest's outstanding shares will be converted into shares of GL Energy's common stock. and GL Energy will change its name to "American Southwest Music Distribution, Inc." Following the Merger, GL Energy has agreed to reverse split its common stock by 1 for 35.

         The merger will not be effective until the Certificate of Merger between GL Energy and American Southwest is filed with Delaware's Secretary of State. We anticipate filing the required documents during the quarter ending June 30, 2005.

Approval of the Plan of Merger

         GL Energy's Board of directors approved the actions and a majority of our stockholders approved the Merger by written consent in lieu of a meeting, on October 15, 2004. A stockholder owning 16,400,000 shares of the 32,473,042 shares of common stock outstanding as of October 15, 2004 consented in writing to the actions described below. Such approval and consent constitute the approval and consent of a majority of the total number of shares of outstanding common stock and are sufficient under the Delaware General Corporation Law and GL Energy's By-Laws to approve the actions. Accordingly, the actions will not be submitted to GL Energy's other stockholders for a vote. No other vote or stockholder action is required.

Reasons for the Merger

         Our board of directors considered various factors in approving the merger agreement, including:

                o GL Energy's current lack of operations;
                o GL Energy's and American Music's prospects for the future;
                o American Music's potential for growth and expansion; and
                o The anticipated  increase in shareholder  value as a result of the Merger.

         Our board of directors believes that the acquisition of American Southwest will be in the best interest of our stockholders. Our board of directors analyzed American Southwest's prospects and management experience, and believes that acquiring American Southwest's growth potential by means of a merger gives GL Energy a good opportunity to increase our stockholders' value. Our board of directors did not request a fairness opinion in connection with the Merger.

Structure of Merger

         Upon filing the Certificate of Merger with the Secretary of State of Delaware, referred to herein as the "Effective Date of the Merger," the control of GL Energy will change and we will carry on the business of American Southwest. The change of control will be effected through the following actions:

         o American Southwest will merge with and into GL Energy. American Southwest's separate corporate existence will cease, and GL Energy will be the surviving corporation. GL Energy will change its name to "American Southwest Music Distribution Inc.";

         o American Southwest has two shareholders. GL Energy will issue 22,500,000 shares of its common stock and 23,980 shares of its Series A Convertible Preferred Stock to the American Southwest shareholders. Each share of the Series A Convertible Preferred Stock has a face value of $1,000.00 per share, and is convertible into shares of GL Energy's common stock at the rate of $.04 per share. Prior to the Reverse Stock Split, the aggregate number of shares of common stock in which the Series A Convertible Preferred Stock may be converted is 599,500,000. Each share of Series A Convertible Preferred Stock entitles their holder to vote the number shares equal to the number of shares of common stock into which the shares of Series A Convertible Preferred Stock may be converted. The holders of the common stock and the Series A Convertible Preferred Stock vote as a single class on all matters on which GL Energy's stockholders vote, except where otherwise required by law. According to their terms, the shares of Series A Convertible Preferred Stock automatically convert into common stock on the effective date of the Reverse Stock Split, and all of the Series A Convertible Preferred Stock will be surrendered to GL Energy. At the time of the Reverse Stock Split, the shares of Series A Convertible Preferred Stock shall be adjusted in the same proportion as the common stock, and will thereafter be convertible into 17,128,572 shares of common stock;

         o After giving effect to the Reverse Stock Split and the Merger, GL Energy's total issued and outstanding shares of common stock will be approximately 18,699,230, and the American Southwest shareholders will own 17,771,429 shares. The two American Southwest shareholders will collectively own approximately 95% of our issued and outstanding shares of common stock. Our current stockholders will own approximately 5% of our issued and outstanding shares of common stock;

         o David Michery and Marcus Sanders will remain our directors. David Michery will continue as our Chief Executive Officer and Kent Puckett will continue as Chief Financial Officer. Marcus Sanders will be appointed as Chief Operating Officer. These officers and directors shall control GL Energy's business and operations; and

         o Immediately following the Merger, GL Energy's board of directors will seek from a majority of the shareholders approval, by written consent of the Reverse Stock Split at the rate of 1 share for every 35 shares outstanding, and approval of an increase in the authorized common stock, $.001 par value ("Common Stock"), from 2,857,142 shares to 100,000,000 shares of common stock. The board of directors has already unanimously approved the Reverse Stock Split and concurrent increase in the authorized common stock.

Planned Business Operations Subsequent to Merger

         American Southwest is a music licensing, recording and distribution company. American Southwest has an office in Santa Fe Springs, California and plans to open a distribution center in Houston, Texas. American Southwest is a development stage company formed in July of 2004. American Southwest acquired the rights to two existing music master catalogs ("Master Catalogs"), which gives them the exclusive right to commercially exploit several master records that have been previously released for sale to consumers in the form of compact disks and tapes through normal retail distribution channels.

         American Southwest plans to generate revenues by selling copies of records derived from its music catalogs through normal retail distribution channels to consumers in the United States and Canada. American Southwest plans to enter into several licensing agreements with foreign distributors and licensors to sell records derived from its catalog outside of the United States and Canada.

         American Southwest plans to enter into rights acquisition, licensing, distribution and recording agreements ("Distribution Agreements") with third party record labels and production companies ("Labels") to provide them with master recordings that have not been previously released for sale to consumers ("New Masters"). Through each Distribution Agreement, American Southwest plans to acquire the worldwide copyright and exclusive right to distribute and license records derived from the New Masters, recorded and produced by the various Labels and recording artists.

         In each Distribution Contract, the Labels will agree to deliver one or more New Masters to American Southwest during the term of the Distribution Contract. Each New Master will be required to contain at least ten (10) newly recorded compositions of the featured recording artist(s), having an aggregate playing time of no less than thirty-two (32) minutes ("Albums'), and must be complete and satisfactory to American Southwest.

         If satisfactory, in most cases, within three months of the Label's delivery of an Album to American Southwest, American will release the Album in retail stores throughout the United States and Canada. If the Album realizes commercial success in the United States and Canada, approximately one (1) year after its initial release, the Album will be released in major foreign territories, such as the United Kingdom, Japan, Australia, Germany, and France.

         Whether or when an Album is commercially released is within American Southwest's sole discretion. Prior to and concurrent with the commercial release of an Album, management creates and implements a marketing plan for each Album. The actual amount of money spent marketing Album will be determined by American Southwest's management, based upon the historical sales of the recording artist featured on the album, as reported by Soundscan; initial responses to singles on the album by radio and club disc jockey's and radio program directors across the country, as reported by BDS; and the number of initial units of the album purchased by the retailers.

         Pursuant to the terms of each Distribution Agreement, American Southwest pays the Label royalties equal to approximately fifty percent (50%) of the net profits received from the sell of the delivered Album, after all advances made by American Southwest to and on behalf of the Label are recouped through the sale of all of the Albums delivered during the term of the Distribution Agreement. As defined in each Distribution Agreement, net sales equal all gross receipts received by American Southwest from its distributors from the sale of the album minus all manufacturing costs, marketing and promotion costs, a twenty percent (20%) distribution payable to American Southwest, co-op advertising costs, mechanical royalties, royalties payable to third-parties, and all other expenses paid by American Southwest.

         We currently do not have adequate funding for our planned business operations. We are assessing the possibilities for financing our business plan and trying to determine what sources of financing we might explore to raise the needed capital. We have no outside sources for funding our business plan at this time other than the sales of our common stock. We will need additional capital for any current or future expansion of our operations we might undertake.

Risk Factors

Risks Relating to the Merger:

         The merger and related transaction, as well as the ownership of GL Energy's common stock after the Merger, involves a high degree of risk. You should carefully consider the summary information set forth below as the Merger entails several risks, including the following:

         o The shares that will be issued, as part of the Merger, will dilute GL Energy's current stockholders, and will reduce the current stockholders' percentage of ownership to approximately 5%, which will limit GL Energy's current stockholders' ability to influence corporate matters after the Merger.

         o American  Southwest's two shareholders  will own approximately 95% of
our  common  stock  following  the  Merger,   which  gives  American   Southwest
shareholders control over corporate matters in the future.

         o After the Merger, one of our officers and directors controls a significant percentage of our common stock, and has control over corporate matters in the future.

         o Additional future issuances of GL Energy's stock, after the Merger, if necessary to satisfy our working capital needs or to acquire additional assets and business operations will further dilute GL Energy's current stockholders, and reduce the current stockholders percentage ownership further, which will reduce GL Energy's current stockholders' ability to influence corporate matters after the Merger.

         o The market price of our common stock may decline after the Merger, if the integration of American Southwest and GL Energy is unsuccessful.

         o We cannot give any assurances that there will be an active trading market for GL Energy's common stock.

Risks Relating to Our Business After the Completion of the Merger:

         o American Music's limited operating history makes evaluating its business difficult, and we cannot assure you that we will generate significant revenues or achieve profitability.

         o  Being  a  public   company  will   increase   American   Southwest's
administrative costs, which could result in lower than expected income, and make it more difficult for us to attract and retain key personnel.

         o Our stock may be less attractive to potential investors, because we do not anticipate paying dividends in the foreseeable future.

         o It may be difficult for a third party to acquire us, and this could depress our stock price.

         o Without prior stockholder approval, the board of directors has the authority to issue one or more classes of Series A Convertible Preferred Stock with rights senior to those of common stock and to determine the rights, privileges and inference of that Series A Convertible Preferred Stock;

         o There is no cumulative voting in the election of directors, which would otherwise allow less than a majority of stockholders to elect director candidates;

         o Stockholders cannot call a special meeting of stockholders;

         o We may not be able to obtain sufficient capital to implement American Music's Business Plan.

         o The volatility of our stock price may adversely affect the market price for our common stock.

         o Acquisitions involve risks that could cause our actual growth to differ from our expectations and lower the market price for our common stock

         o We may not be successful in identifying attractive acquisitions.

         o We may be unable to successfully integrate acquired businesses and realize anticipated economic, operational and other benefits in a timely manner.

Risks Inherent in the Recorded Music Industry:

         o The recorded music industry is highly competitive, and we cannot assure the success of our individual products, nor the overall success of our business plan.

         o Since we are in a creative industry, we may not be able to generate sufficient revenues from successful releases to exceed the costs of unsuccessful product releases.

         o Delays in the delivery of new master records by third-party labels could materially adversely affect our business, financial results, and operating results.

         o If we experience higher than expected returns of merchandise, our financial condition could be materially and adversely affected.

         o Losses of Key Personnel could materially and adversely affect our business, financial condition or results of operations.


ITEM 2.  DESCRIPTION OF PROPERTY

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

         Following the completion of the Merger, Marcus Sanders will be appointed as Chief Operating Officer and General Counsel.


ITEM 3.  LEGAL PROCEEDINGS

         We are not a party to any material legal proceedings, and no material legal proceedings have been threatened by or, to the best of our knowledge, against us.


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         On October 15, 2004, and in connection with the Merger Agreement, our controlling stockholder, who beneficially owns 16,400,000 shares, or approximately 50.50% on that date, of GL Energy's issued and outstanding Common Stock, consented in writing to the following:

         1. Approval of the Merger Agreement between GL Energy and American Southwest. Pursuant to the Merger Agreement, GL Energy will issue to American Southwest's stockholders an aggregate of 22,500,000 shares of GL Energy's common stock and 23,980 shares of GL Energy's Series A Convertible Preferred Stock. Each share of Series A Convertible Preferred Stock is convertible into GL Energy's common stock, at the rate of $.04 per share, and prior to the Reverse Stock Split, the Series A Convertible Preferred Stock may be converted into 599,500,000 shares of common stock. Each share of Series A Convertible Preferred Stock will entitle the holders to vote the number shares equal to the number of shares of common stock into which the Series A Convertible Preferred Stock may be converted. The holders of the common stock and the Series A Convertible Preferred Stock vote as a single class on all matters on which GL Energy's stockholders vote, except where otherwise required by law. According to their terms, the shares of Series A Convertible Preferred Stock automatically convert into common stock on the date of the Reverse Stock Split. At the time of the Reverse Stock Split, the shares of Series A Convertible Preferred Stock shall be adjusted in the same proportion as the common stock, and will thereafter be convertible into 17,128,572 shares of common stock. At the time of the Reverse Stock Split, the Series A Convertible Preferred Stockholders will hold 17,128,572 shares of common stock. After giving effect to the Reverse Stock Split and the Merger, GL Energy's total issued and outstanding shares of common stock will, then, total approximately 19,984,944, and

         2. Approval of a name change, upon the closing of the Merger, to "American Southwest Music Distribution, Inc."

         The Controlling Stockholders did not consent to or consider any other corporate action.

         Because the Controlling Shareholders, holding at least a majority of the voting rights of GL Energy's outstanding Stock, voted in favor of the foregoing proposals, and have sufficient voting power to approve such proposals through their ownership of GL Energy's stock. No other stockholder consents were solicited. We anticipate that the actions contemplated herein will be effected in the second quarter of 2005.


                                    PART II

ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

MARKET FOR COMMON STOCK

         On October  7, 2004,  the board of  directors  approved  the 2004 Stock
Incentive Plan for 35,000,000 shares of Common Stock. The rights of the common stock were not changed. The purpose of the Plan is to encourage and enable officers, directors, and employees of GL Energy and Exploration, Inc. and its Subsidiaries and other persons to acquire a proprietary interest in the Company. It is anticipated that providing such persons with a direct stake in the Company's welfare will assure a closer identification of their interests with those of the Company and its shareholders, thereby stimulating their efforts on the Company's behalf and strengthening their desire to remain with the Company.

         On February 27, 2004, the board of directors approved a performance equity plan for 10,000,000 shares of Common Stock. The rights of the common stock were not changed. The purpose of the GL Energy and Exploration, Inc. 2004 Equity Performance Plan is to enable the Company to offer to its employees, officers, directors and consultants whose past, present and/or potential contributions to the Company and its Subsidiaries have been, or will be important to the success of the Company. The various types of long-term incentive awards that may be provided under the Plan will enable the Company to respond to changes in compensation practices, tax laws, accounting regulations and the size and diversity of its business. As of December 31, 2004, no shares have been issued under this plan.

         On April 23, 2003, a majority of the stockholders of the company approved a performance equity plan for 10,000,000 shares of Common Stock ("2003 Performance Equity Plan"). The rights of the common stock were not changed. We intend to issue the shares of common stock from time to time as determined by the board of directors to directors, employees, consultants and others. The board of directors of the company believes the 2003 Plan will provide flexibility in structuring compensation arrangements and provide an equity incentive for employees and others who are awarded shares under the 2003 Plan. The shares under an award may be issued at less than market price at the discretion of the board of directors. None of the awards as provided under the 2003 Plan are allocated to any particular person or class of persons among those eligible to receive awards. As of December 31, 2004 we have issued a total of 9,890,000 shares of common stock to various consultants under the Plan.

         The common stock is traded in the over-the-counter market and quoted on the OTC EBB under the symbol "GEEX" and quoted in the pink sheets published by the National Quotations Bureau. In January 2004 the common stock also became listed on the Berlin Stock Exchange under the symbol: "GLF.BER".

         Our common shares are designated as "penny stock" and thus may be more illiquid. The SEC has adopted rules (Rules 15g-2 through l5g-6 of the Exchange
Act), which regulate broker-dealer practices in connection with transactions in "penny stocks." Penny stocks generally are any non-NASDAQ equity securities with a price of less than $5.00, subject to certain exceptions. The penny stock rules require a broker-dealer to deliver a standardized risk disclosure document prepared by the SEC, to provide the customer with current bid and offer quotations for the penny stock, the compensation of the broker-dealer and its salesperson in the transaction, monthly account statements showing the market value of each penny stock held in the customers account, to make a special written determination that the penny stock is a suitable investment for the purchaser and receive the purchaser's written agreement to the transaction. These disclosure requirements may have the effect of reducing the level of trading activity, if any, in the secondary market for a stock that is subject to the penny stock rules. Since our common shares are subject to the penny stock rules, persons holding or receiving such shares may find it more difficult to sell their shares. The market liquidity for the shares could be severely and adversely affected by limiting the ability of broker-dealers to sell the shares and the ability of shareholders to sell their stock in any secondary market.

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

                       QUARTER ENDED                 HIGH    LOW
         ________________________________________    ____    ____
         December 31, 2004                            .04     .03
         September 30, 2004                           .05     .04
         June 30, 2004                                .05     .04
         March 31, 2004                               .16     .14
         December 31, 2003                            .14     .11
         September 30, 2003                           .22     .18
         June 30, 2003                                .55     .45
         March 31, 2003                               .88     .88

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

RECENT SALES OF UNREGISTERED SECURITIES

         From February through December 31, 2004, GL Energy issued 2,670,000 shares of stock in trust in connection with the Registration S offering in Europe. During the quarter ended June 30, 2004, GL Energy sold 538,401 shares of stock from the trust. Total proceeds received by GL Energy were US$110,428. We also issued a total of 1,370,000 shares of stock from the trust for services rendered in connection with the offering. 666,599 shares were returned to the company and cancelled. 95,000 shares are still being held by the placement agent. These shares have not been registered with the SEC.

         Upon completion of the Merger Agreement, GL Energy will sell the following securities that will not be registered under the Securities Act.

         On the effective date of the Merger Agreement, GL Energy will issue 22,500,000 shares of GL Energy's common stock (the "Common Stock") and 23,980 shares of GL Energy's Series A Convertible Preferred Stock (the "Preferred Stock") to the two shareholders of American Southwest, David Michery and Kent Puckett. David Michery and Kent Puckett are the sole shareholders of American Southwest.

         Each share of the Preferred Stock has a face value of $1,000 per share. Each share of the Preferred Stock entitles their holder to vote the number shares equal to the number of shares of common stock into which the shares of Preferred Stock may be converted. The shares of Preferred Stock have a stated compounded dividend of 6% per annum based on the stated value of $1,000 per share, payable as permitted by law and declared by the board of directors, or upon the redemption or conversion, the shares of Series A Convertible Preferred Stock are converted 24 months after their issuance to the holder. The Board of directors may not declare or pay any dividends on the common stock unless a dividend is first declared and paid all unpaid dividends on the Preferred Stock. The holders of the Preferred Stock shall have the right to demand two registrations, and unlimited "piggy-back" registration rights subject to pro rata cutback at the underwriters' discretion. The holders of the Preferred Stock have S-3 registration rights, if and when GL Energy qualifies for registration pursuant to Securities and Exchange Commission form S-3.


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

         The risks identified here are not all inclusive (See "Risk Factors"). New risk factors emerge from time to time and it is not possible for management to predict all of such risk factors, nor can it assess the impact of all such risk factors on the Company's business or the extent to which any factor or combination of factors may cause actual results to differ materially from those contained in any forward-looking statements. Accordingly, forward-looking statements should not be relied upon as a prediction of actual results. Actual results may differ materially from historical earnings and those presently anticipated or projected. We have no obligation to publicly release the result of any revisions that may be made to any forward-looking statements to reflect anticipated events or circumstances occurring after the date of such statements.

         The financial information set forth in the following discussion should be read with the financial statements of GL Energy and Exploration included elsewhere herein.

Financial Condition and Changes in Financial Condition

Overall Operating Results:

         We had no revenues for the year ended December 31, 2004 or since our inception.

         We incurred $680,570 in operating expenses during 2004. Of these expenses $359,168 were for consulting services rendered for public and shareholder relations as well as various other corporate identity programs. $363,301 of these services that were non-cash related and were paid through the issuance of 4,270,000 shares of common stock. We incurred $18,507 in legal and accounting fees. These fees were incurred for SEC compliance requirements. We entered into a management agreement in 2003 with our prior president for $8,000 per month in lieu of wages. We incurred $74,409 in management fees under this agreement for the year ended December 31, 2004. The Management Agreement was cancelled during 2004. Our investment in our terminated joint venture agreement was considered impaired and we incurred a $20,000 charge in the write-off of the asset.

         Operating expenses during 2003 were $1,976,331. Consulting services rendered for public and shareholder relations as well as various other corporate identity programs totaled $1,896,600. These services were non-cash related and were paid through the issuance of 8,490,000 shares of common stock that were previously registered through GL Energy's 2003 Equity Performance Plan. We also incurred $41,460 in legal and accounting fees. These fees were for SEC compliance requirements and legal expenses associated with the acquisition of the joint venture agreements. We incurred $56,000 in management fees under a management fee agreement with our prior president for 2003.

         During 2003, we recognized other income of $34,464 for the forgiveness of debt due to Platoro West. As previously noted we cancelled that agreement in August 2003 and transferred all our rights to Platoro in lieu of the amounts owed them. In addition, we recognized a gain on our disposal of GL Gold in the amount of $18,261.

Liquidity and Capital Resources:

         Since our inception we have had minimum working capital to fund our operations. In order to fund our operations we have relied on the sale of our common stock and loans from shareholders.

         To fund our prior business plan operations to date, we sold shares of our common stock. These sales were comprised of 2,364,624 shares of our common stock registered in 2001 and our Regulation S offering of 1,000,000 shares in 2002, which also had attached warrants to purchase 2,000,000 shares of common stock. These warrants expired on July 31, 2003. All shares and warrants are on a pre-stock split basis. During 2004, we sold shares through a Registration S offering in Europe for total proceeds of $110,428 and sales to 2 U.S. consultants for total proceeds of $25,000.

         We have also relied on loans from shareholders to fund operations. In conjunction with the asset acquisition agreement we transferred GL Gold to shareholders as repayment on loans that they had made to the company. In addition, Donald Byers, a majority shareholder, and two other shareholders have loaned the company $104,107 as of December 31, 2004 to fund the remaining amounts due under the transfer of GL Gold and to fund our business operations. These loans bear 10% interest and will be repaid upon the company receiving funding.

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

New Accounting Pronouncements

         GL Energy does not expect the adoption of recently issued accounting pronouncements to have a significant impact on GL Energy's or American Southwest's (after completion of the Merger) results of operations, financial position, or cash flow.

ITEM 7.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                          INDEX TO FINANCIAL STATEMENTS


                                TABLE OF CONTENTS


                                                                         PAGE

Report of Independent Registered Public Accounting Firm                   F-2

Balance Sheet as of December 31, 2004                                     F-3

Statements of Expenses for the years ended December 31,
2004 and December 31, 2003 and October 7, 1998 (Inception)
to December 31, 2004                                                      F-4

Statements of Stockholders' Deficit for period from
October 7, 1998 (Inception) through December 31, 2004                     F-5

Statements of Cash Flows for the years ended December 31, 2004 and December 31, 2003 and October 7, 1998 (Inception) to
December 31, 2004                                                         F-6

Notes to Financial Statements                                             F-7

             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM


To the Board of Directors
  GL Energy and Exploration, Inc.
  (An Exploration Stage Company)
  Toronto, Ontario, Canada

We have audited the accompanying balance sheet of GL Energy and Exploration, Inc. as of December 31, 2004, and the related statements of expenses, stockholders' deficit, and cash flows for the two years then ended and for the period from October 7, 1998 (Inception) through December 31, 2004. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of GL Energy and Exploration, Inc. as of December 31, 2004, and the results of its expenses and its cash flows for the two years then ended and for the period from October 7, 1998 (Inception) through December 31, 2004, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that GL Energy and Exploration, Inc. will continue as a going concern. As discussed in Note 2 to the financial statements, suffered recurring losses from operations and has a working capital deficiency, which raises substantial doubt about its ability to continue as a going concern. Management's plans regarding those matters also are described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.



Malone & Bailey, PC
www.malone-bailey.com
Houston, Texas

March 26, 2005

                         GL ENERGY AND EXPLORATION, INC.
                         (AN EXPLORATION STAGE COMPANY)
                                  BALANCE SHEET

                                                                    December 31,
                                                                       2004
                                                                    -----------
                                     ASSETS
Current Assets:
    Deposit                                                         $    25,000
                                                                    -----------
       TOTAL ASSETS                                                 $    25,000
                                                                    ===========

                      LIABILITIES AND STOCKHOLDERS' DEFICIT
Current Liabilities:
    Accounts Payable                                                $    38,763
    Advances from Shareholders                                          104,107
                                                                    -----------
       TOTAL LIABILITIES                                                142,870
                                                                    -----------

Commitments                                                                --

Stockholders' Deficit:
    Series A Convertible Preferred Stock - $0.001 par
      value; 5,000,000 shares authorized, no shares
      issued and outstanding                                               --
    Common Stock - $0.001 par value; 100,000,000 shares
      authorized, 37,382,042 issued and outstanding                      37,382
    Additional Paid-in Capital                                        2,687,795
    Deficit Accumulated During the Development Stage                 (2,843,047)
                                                                    -----------
       Total Stockholders' Deficit                                     (117,870)
                                                                    -----------
       TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT                  $    25,000
                                                                    ===========


              See accompanying summary of accounting policies and
                         notes to financial statements.

                         GL ENERGY AND EXPLORATION, INC.
                         (AN EXPLORATION STAGE COMPANY)
                             STATEMENTS OF EXPENSES


                                                                                    Inception
                                                    Year Ended      Year Ended       through
                                                   December 31,    December 31,    December 31,
                                                       2004            2003            2004
                                                   ------------    ------------    ------------
EXPENSES
   Mineral Rights                                  $       --      $      9,832    $     85,830
   Impairment                                            20,000            --            20,000
   Legal and Accounting                                  18,507          41,460         154,786
   General and Administrative                           642,063       1,924,849       2,568,005
                                                   ------------    ------------    ------------
       Total Expenses                                   680,570       1,976,141       2,828,621


   Minority Interest in Losses of Subsidiary               --               190              56
                                                   ------------    ------------    ------------
   Loss from Operations                                (680,570)     (1,976,331)     (2,828,677)
                                                   ------------    ------------    ------------

   Interest Expense                                     (11,695)         (2,675)        (14,370)
   Forgiveness of Debt                                     --            34,464            --
   Gain on Disposal of Subsidiary                          --            18,261            --
                                                   ------------    ------------    ------------
   NET LOSS                                        $   (692,265)   $ (1,926,281)   $ (2,843,047)
                                                   ============    ============    ============


Net Loss per Share - Basic and Diluted             $      (0.02)   $      (0.12)
                                                   ============    ============

Weighted average shares outstanding:
   Basic and Diluted                                 32,374,217      15,919,767
                                                   ============    ============

              See accompanying summary of accounting policies and
                         notes to financial statements.

                         GL ENERGY AND EXPLORATION, INC.
                         (AN EXPLORATION STAGE COMPANY)
                       STATEMENTS OF STOCKHOLDERS' DEFICIT
        Period from October 7, 1998 (Inception) through December 31, 2004

                                                                                           Deficit
                                                                                         Accumulated
                                                   Common Stock           Additional     During the
                                            --------------------------      Paid in      Exploration
                                              Shares         Amount         Capital         Stage          Total
                                            -----------    -----------    -----------    -----------    -----------
Issuance of common stock to founders            286,427    $       286    $       (86)   $      --      $       200
Fair value of services performed                  7,727              8          5,392           --            5,400
Issuance of common stock under
   a service agreement                            3,977              4            246           --              250
Issuance of common stock to
   directors for services                        63,636             64          3,936           --            4,000
Conversion of amounts due to
   shareholder to common stock                  492,234            492         30,448           --           30,940
Sale of common stock                            233,590            233        123,667           --          123,900
Common shares received and
   retired for minority interest in
   GL Tungsten, Inc.                             (3,977)            (4)          (246)          --             (250)

Net Loss                                           --             --             --         (224,501)      (224,501)
                                            -----------    -----------    -----------    -----------    -----------
Balance, December 31, 2002                    1,083,614          1,083        163,357       (224,501)       (60,061)


Issuance of common stock for services         8,490,000          8,490      1,888,110           --        1,896,600
Issuance of common stock for
   investment in joint venture               20,000,000         20,000           --             --           20,000
Adjustment in fractional shares
   in the reverse stock split                        27           --             --             --             --

Net Loss                                           --             --             --       (1,926,281)    (1,926,281)
                                            -----------    -----------    -----------    -----------    -----------
Balance, December 31, 2003                   29,573,641         29,573      2,051,467     (2,150,782)       (69,742)


Sale of common stock                            538,401            539        109,889           --          110,428
Exercise of options for cash                  3,000,000          3,000         22,000           --           25,000
Issuance of common stock for services         4,270,000          4,270        359,031           --          363,301
Option expense                                     --             --          145,408           --          145,408
Net Loss                                           --             --             --         (692,265)      (692,265)
                                            -----------    -----------    -----------    -----------    -----------
Balance, December 31, 2004                   37,382,042    $    37,382    $ 2,687,795    $(2,843,047)   $  (117,870)
                                            ===========    ===========    ===========    ===========    ===========


              See accompanying summary of accounting policies and
                         notes to financial statements.

                         GL ENERGY AND EXPLORATION, INC.
                         (AN EXPLORATION STAGE COMPANY)
                            STATEMENTS OF CASH FLOWS

                                                                                             Inception
                                                             Year Ended      Year Ended       through
                                                            December 31,    December 31,    December 31,
                                                                2004            2003            2004
                                                            ------------    ------------    ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
      Net Loss                                              $   (692,265)   $ (1,926,281)   $ (2,843,047)
   Adjustments to Reconcile Net Deficit to Cash
   Used by Operation Activities:
      Common Stock Issued for Services                           363,301       1,896,600       2,263,900
      Option expense                                             145,408            --           145,408
      Fair Value of Services Received                               --              --             5,400
      Impairment                                                  20,000            --            20,000
      Minority Interest                                             --               190              56
   Net Changes in:
      Prepaid Expenses                                              --               200            --
      Accounts Payable                                            14,167          24,046          69,648
      Accrued Obligation to Platoro West Incorporated               --           (27,132)           --
                                                            ------------    ------------    ------------
      NET CASH USED IN OPERATING ACTIVITIES                     (149,389)        (32,377)       (338,635)
                                                            ------------    ------------    ------------

CASH FLOWS FROM INVESTING ACTIVITIES:
                                                            ------------    ------------    ------------
      Deposit on merger                                          (25,000)           --           (25,000)
                                                            ------------    ------------    ------------

CASH FLOWS FROM FINANCING ACTIVITIES:
      Proceeds from the Sale of Common Stock                     135,428            --           259,528
      Net Change in Advances from Shareholders                    38,882          (2,000)        104,107
                                                            ------------    ------------    ------------
      NET CASH PROVIDED USED IN FINANCING ACTIVITIES             174,310          (2,000)        363,635
                                                            ------------    ------------    ------------

      NET CHANGE IN CASH AND CASH EQUIVALENTS                        (79)        (34,377)           --

      CASH AND CASH EQUIVALENTS
          AT BEGINNING OF PERIOD                                      79          34,456            --
                                                            ------------    ------------    ------------
      CASH AND CASH EQUIVALENTS
          AT END OF PERIOD                                  $       --      $         79    $       --
                                                            ============    ============    ============

      Supplemental Non-cash Transactions:
          Issuance of common stock for joint venture        $       --      $     20,000    $     20,000
                                                            ============    ============    ============
          Conversion of Notes Payable - Shareholders        $       --      $       --      $     30,940
                                                            ============    ============    ============


              See accompanying summary of accounting policies and
                         notes to financial statements.

                         GL ENERGY AND EXPLORATION, INC.
                         (AN EXPLORATION STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS


NOTE 1 - SUMMARY OF ACCOUNTING POLICIES

Nature of business. GL Energy and Exploration, Inc. ("GL Energy") is a development stage company with no current business operations. GL Energy was incorporated in the state of Delaware on October 7, 1998 under the name LRS Group Incorporated. On October 15, 1998, the name of the corporation was changed to LRS Capital, Inc. On October 10, 2001, the company changed its name to GL Energy and Exploration, Inc. from LRS Capital, Inc.

Reclassifications. Certain prior year amounts have been reclassified to conform with the current year presentation.

Use of Estimates. In preparing financial statements, management makes estimates and assumptions that affect the reported amounts of assets and liabilities in the balance sheet and revenue and expenses in the statement of expenses. Actual results could differ from those estimates.

Cash and Cash Equivalents. For purposes of the statement of cash flows,considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents.

Revenue Recognition. GL Energy recognizes revenue when persuasive evidence of an arrangement exists, services have been rendered, the sales price is fixed or determinable, and collectibility is reasonably assured. GL Energy had $0 revenues for both years ended December 31, 2004 and 2003.

Impairment of Long-Lived Assets. GL Energy reviews the carrying value of its long-lived assets annually or whenever events or changes in circumstances indicate that the historical cost-carrying value of an asset may no longer be appropriate. GL Energy assesses recoverability of the carrying value of the asset by estimating the future net cash flows expected to result from the asset, including eventual disposition. If the future net cash flows are less than the carrying value of the asset, an impairment loss is recorded equal to the difference between the asset's carrying value and fair value. In the year ended December 31, 2004, GL Energy had impairment expense in the amount of $20,000 (see note 9 for further detail).

Income Taxes. GL Energy recognizes deferred tax assets and liabilities based on differences between the financial reporting and tax bases of assets and liabilities using the enacted tax rates and laws that are expected to be in effect when the differences are expected to be recovered. provides a valuation allowance for deferred tax assets for which it does not consider realization of such assets to be more likely than not.

Basic and Diluted Loss Per Share. The basic net loss per common share is computed by dividing the net loss by the weighted average number of common shares outstanding. Diluted net loss per common share is computed by dividing the net loss adjusted on an "as if converted" basis, by the weighted average number of common shares outstanding plus potential dilutive securities. For the years ended December 31, 2004 and 2003, potential dilutive securities had an anti-dilutive effect and were not included in the calculation of diluted net loss per common share.

Stock Compensation.adopted the disclosure requirements of Financial Accounting Standard No. 123, Accounting for Stock-Based Compensation (FAS No. 123) and FAS No. 148 with respect to pro forma disclosure of compensation expense for options issued. For purposes of the pro forma disclosures, the fair value of each option grant is estimated on the grant date using the Black-Scholes option-pricing model.

GL Energy applies APB No. 25 in accounting for its stock option plans and, accordingly, no compensation cost has been recognized in GL Energy's financial statements for stock options under any of the stock plans which on the date of grant the exercise price per share was equal to or exceeded the fair value per share. However, compensation cost has been recognized for warrants and options granted to non-employees for services provided (see note 7 for details). There were no options or warrants granted to employees as ofDecember 31, 2004. Recent Accounting Pronouncements. In December 2004, the FASB issued SFAS No.123R, "Accounting for Stock-Based Compensation" SFAS No.123R establishes standards for the accounting for transactions in which an entity exchanges its equity instruments for goods or services. This Statement focuses primarily on accounting for transactions in which an entity obtains employee services in share-based payment transactions. SFAS No.123R requires that the fair value of such equity instruments be recognized as expense in the historical financial statements as services are performed. Prior to SFAS No.123R, only certain pro forma disclosures of fair value were required. SFAS No.123R shall be effective for small business issuers as of the beginning of the first interim or annual reporting period that begins after December 15, 2005. While GL Energy has issued options to employees recently, the adoption of this new accounting pronouncement is not expected to have a material impact on the consolidated financial statements of GL Energy during the calendar year 2006.

GL Energy does not expect the adoption of any other recently issued accounting pronouncements to have a significant impact on their consolidated financial position, results of operations or cash flow.


NOTE 2 - GOING CONCERN

As shown in the accompanying financial statements, GL Energy incurred recurring net losses of, respectively, has an accumulated deficit of $2,820,713 and a working capital deficit of. These conditions raise substantial doubt as to GL Energy's ability to continue as a going concern. Management is trying to raise additional capital through sales of stock. The financial statements do not include any adjustments that might be necessary if GL Energy is unable to continue as a going concern.


NOTE 3 - INCOME TAXES

For the year ended December 31, 2004 and 2003, GL Energy has incurred net losses and, therefore, has no tax liability. The net deferred tax asset generated by the loss carry-forward has been fully reserved. The cumulative net operating loss carry-forward is approximately $582,000 at December 31, 2004, and will expire in the years 2013 through 2024.

Deferred income taxes consist of the following at December 31:

                                                 2004
                                              ----------
    Long-term:
      Deferred tax assets                     $  197,825
      Valuation allowance                       (197,825)
                                              ----------
                                              $        -
                                              ==========


NOTE 4- DEPOSIT

In December 2004, two consultants exercised options to purchase 3,000,000 shares of common stock for $25,000. GL Energy does not have a bank account and directed the consultants to wire the Funds into the bank account of American Southwest Music Distribution, Inc. GL Energy entered into a Plan of Merger with American Southwest Music Distribution, Inc in October 2004. As of March 26, 2005, the plan has not been consummated.


NOTE 5 - RELATED PARTY TRANSACTIONS

GL Energy had outstanding loans due to shareholders for the total amount of $104,107, which included accrued interest of $14,355. The loans are due on demand, bear interest at 10%, and are not collateralized.

In June 2003, GL Energy agreed to pay its President and Chairman of the Board $8,000 per month as compensation and office rental through May 2004. These management fees have been paid through May 2004 and the agreement was terminated.

On June 1, 2004, GL Energy agreed with Wellstar International, Inc. (`Wellstar") that Wellstar would provide management services and office facilities on an ongoing basis for $10,000 per month for the 12-month period ending May 31, 2005. This agreement was terminated in September 2004. GL Energy's former President and Chairman of the Board is the sole director of Wellstar.


NOTE 6 - COMMON STOCK

In October 1998, GL Energy issued 286,427 common shares to its founders for proceeds of $200.

In 1999, GL Energy issued 7,727 common shares for services valued at $5,400.

In May 2000, GL Energy issued 2,386 common shares for services which were valued at $150, the equivalent price paid on June 6, 2000 for the conversion of due to related party balances into common shares.

In June 2000, GL Energy converted $30,940 of amounts due to related parties by issuing 492,234 common shares. An additional 63,636 shares of common stock was issued to three directors valued at $4,000 for compensation and services from the time of their appointment in 2000 through June 30, 2000

In August 2000, GL Energy sold 188,135 shares of its common stock for net proceeds of $73,900.

In April 2001, GL Energy issued 1,591 common shares for services, which were valued at $100.

In October 2001, GL Energy exchanged its 60,000 shares of Tungsten for 3,977 shares of GL Energy common stock. The 3,977 shares of GL Energy common stock were immediately retired.

In July 2002, GL Energy sold 45,455 shares of its common stock for net proceeds of $50,000.

In May 2003, GL Energy authorized a 1 for 22 reverse stock split. The reverse stock split has been applied retroactively to all prior periods presented.

During the year ending December 31, 2003, GL Energy issued 8,490,000 shares of common stock for services valued at $1,896,600 and issued 20,000,000 shares for an investment in a joint venture valued at $20,000. The joint venture was impaired in 2004. See note 9 for details.

From February through September 30, 2004, GL Energy issued 2,670,000 shares of stock into a trust account in connection with a 10,000,000 share Registration S offering. During the quarter ended June 30, 2004, GL Energy sold 538,401 shares from the trust for net proceeds of $110,428. GL Energy also issued a total of 1,370,000 shares of stock through December 31, 2004 from the trust for services valued at $134,300 or the fair market value of the stock on the date of the issuance of the shares. 666,599 shares were returned to GL Energy and retired. 95,000 shares are still being held by the placement agent and are not shown as issued or outstanding as of December 31, 2004.

During the year ending December 31, 2004, GL Energy issued 2,900,000 shares of common stock for services valued at $229,001. Two consultants exercised their options to purchase 3,000,000 shares of common stock for total proceeds of $25,000.


NOTE 7 - STOCK INCENTIVE PLAN

In 2004, the Board of Directors adopted a 2004 Stock Incentive Plan (`the plan') under which 35,000,000 shares of GL Energy's common stock have been reserved for issuance to employees, officers, directors and consultants whose past, present and/or potential contributions to GL Energy have been, or will be important to the success of GL Energy.

Options granted under the Plan may be either incentive stock options or nonqualified stock options. Incentive stock options ("ISO") may be granted only to GL Energy employees (including officers and directors who are also employees). Nonqualified stock options ("NSO") may be granted to GL Energy employees and consultants. Options under the Plan may be granted for periods of up to ten years and at an exercise price equal to the estimated fair value of the shares on the date of grant as determined by the Board of Directors, provided, however, that the exercise price of an ISO and NSO granted to a shareholder shall not be less than of the estimated fair value of the shares on the date of grant. To date, options granted generally are exercisable immediately as of the effective date of the option agreement.

During 2004, 3,000,000 one year options were granted to two consultants. The exercise price was $.01 and all 3,000,000 vested immediately. Option expense for the year ended December 31, 2004 was $145,408.

Summary information regarding options is as follows:

                                                               Weighted
                                                                Average
                                                Options       Share Price
                                              -----------     -----------
Outstanding at December 31, 2003                        -     $         -

Year ended:
  Granted                                       3,000,000             .01
  Exercised                                    (3,000,000)           (.01)
                                              -----------     -----------
Outstanding at December 31, 2004                        -     $         -
                                              ===========     ===========


NOTE 8 - EQUITY PERFORMANCE PLAN

In February 2004, the Board of Directors adopted a 2004 Equity Performance Plan under which 10,000,000 shares of GL Energy's common stock have been reserved for issuance to employees, officers, directors and consultants whose past, present and/or potential contributions to GL Energy have been, or will be important to the success of GL Energy. Under this plan, as of December 31, 2004, no common shares have been issued.


NOTE 9 - IMPAIRMENT EXPENSE

In June 2003, GL Energy issued 20,000,000 shares of common stock valued at $20,000 to two directors for an investment in a mining claim in Chile. These shares were issued to two individuals, as follows: Donald Byers - 17,500,000 and Arthur Lang - 2,500,000. In May 2004, the joint venture agreement between GL Energy and SEM Mining Corporation Ltd. ("SEM") was terminated due to default of non-payment of $200,000 to SEM by GL Energy. Due to the termination, the investment in joint venture was fully impaired causing an impairment expense of $20,000.


NOTE 10 - COMMITMENTS

GL Energy's principal office is in the office of GL Energy's president pursuant to a verbal agreement on a rent-free month-to-month basis.

NOTE 11- SUBSEQUENT EVENTS

In January 2005, GL Energy borrowed $61,000. The first note was for $37,500 from a consultant. The note is due in 45 days, bears no interest, and is unsecured. As of March 26, 2005, the note was in default. The second note was for $23,500 from American Southwest Music Distribution, Inc. The note is due on April 30, 2005, bears no interest and is unsecured. Both notes begin accruing 10% interest from the date of the note in the event of default.

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

         As required by Rules 13a-15 and 15d-15 under the Exchange Act, the Certifying Officers carried out an evaluation of the effectiveness of the design and operation of the Company's disclosure controls and procedures as of December 31, 2004. Their evaluation was carried out with the participation of other members of the Company's management. Based upon their evaluation, the Certifying Officers concluded that the Company's disclosure controls and procedures were effective.

         The Company's internal control over financial reporting is a process designed by, or under the supervision of, the Certifying Officers and effected by the Company's Board of Directors, management and other personnel, to provide reasonable assurance regarding the reliability of the Company's financial reporting and the preparation of the Company's financial statements for external purposes in accordance with generally accepted accounting principles. Internal control over financial reporting includes policies and procedures that pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of the Company's assets; provide reasonable assurance that transactions are recorded as necessary to permit preparation of the Company's financial statements in accordance with generally accepted accounting principles, and that the Company's receipts and expenditures are being made only in accordance with the authorization of the Company's Board of Directors and management; and provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Company's assets that could have a material effect on its financial statements. There has been no change in the Company's internal control over financial reporting that occurred in the fiscal year ended December 31, 2004, that has materially affected, or is reasonably likely to affect, the Company's internal control over financial reporting.

ITEM 8B. OTHER INFORMATION

         There is no information to be disclosed in a report on Form 8-K during the fourth quarter of the year covered by this Form 10-KSB that has not been previously filed with the Securities and Exchange Commission.


                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

         The following table sets forth information concerning the current directors and executive officers of GL Energy and Exploration and their ages and positions. Each director holds office until the next annual stockholders' meeting and thereafter until the individual's successor is elected and qualified. Officers serve at the pleasure of the board of directors.

NAME                     AGE             POSITION

David Michery             38             President and Chairman
Kent Puckett              40             Chief Financial Officer and Director

         David Michery--Chief Executive Officer and Director. David Michery has worked in the music business for 17 years. His area's of expertise include, but are not limited to, domestic distribution, intellectual properties, music publishing, copyrights; licensing, international distribution, sales, marketing and promotion. He was Chief Executive Officer and President of American
Southwest Music Distribution since its inception in June 2004. He was the founder and Chief Executive Officer of American Music Corporation from September 1999 to May 2004. He was also President of Celestial Breakaway Entertainment from October 1996 to October 1998.

         Kent Puckett--Chief Financial Officer and Director. Kent Puckett has been an accountant for 15 years and has accounting, tax and financial experience in corporations, mergers and acquisitions, intellectual property, copyrights and licensing in the entertainment industry. From 1999 to 2003 he worked for A-1 Business Service with a focus on clients in the entertainment industry and as a tax specialist. From January 2004 to the present he has been working for Direct Business Service as an entertainment accountant and tax specialist, corporate structure advisor, financial analyst, and financial transaction specialist. Mr. Puckett is also a part owner of this business. Mr. Puckett received a Bachelors degree in Business Administration from Pensacola Christian College.

Directors and Executive Management Following the Merger

         Following completion of the Merger, all of the current members of our board of directors and officers listed above will remain. In addition, we anticipate adding the following person as an officer and director:

NAME                     AGE             POSITION

Marcus Sanders            42             Chief Operating Officer, General
                                         Counsel, and Director

         Marcus Sanders--Chief Operating Officer, General Counsel, and Director. Marcus Sanders has been an attorney for 17 years, and he has legal experience in corporate and securities law, mergers and acquisitions; business bankruptcy; intellectual property and copyrights; licensing; software development; entertainment industry contracts; product distribution contracts; domestic and transnational joint venture and corporate partnering transactions; commercial real estate development and finance; reorganization and restructuring transactions; employment contracts; insurance coverage. From 1999 to present, has had a solo practice and has served as legal counsel for several public and privately held companies in various industries, and has been legal counsel for several recording artists and independent recording companies. Mr. Sanders holds a Bachelors of Art degree from the University of California, Davis, and a Juris Doctorate from the University of California, Berkeley.

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

ITEM 10. EXECUTIVE COMPENSATION

         We have not paid any cash compensation or other benefits to our current executive officers. Our prior executive officer, Don Byers did receive cash compensation under a management fee agreement. For 2004, Mr. Byers received $50,000 for management fees paid in cash. In addition, we have an accrued liability at December 31, 2004 to Mr. Byers for unpaid management fees in the amount of $24,409. These fees will be paid at such time as we receive adequate funding for our operations. Any amounts to be paid to our current officers will be determined in the future based on the services to be rendered and time devoted to our business and the availability of funds. Other elements of compensation, if any, will be determined at that time or at other times in the future.

         Until we have sufficient capital or revenues, our current executive officers will not be provided cash remuneration. At such time as we are able to provide a regular salary, it is our intention that our officers will become employed pursuant to executive employment agreements, at an annual salary to be determined based on their then levels of time devoted to GL Energy and Exploration and the scope of their responsibilities. Until we enter into an employment agreement, we may use shares of common stock to compensate our officers. In addition, we may use common stock to compensate others for services to GL Energy and Exploration.

COMPENSATION OF DIRECTORS

         Persons who are directors and employees will not be additionally compensated in cash for their services as a director. There is no plan in place for compensation of persons who are directors who are not employees, but it is expected that in the future we will create a remuneration and reimbursement plan.

OTHER COMPENSATION ARRANGEMENTS

         On October 7, 2004, the board of directors approved the 2004 Stock Incentive Plan for 35,000,000 shares of Common Stock. The purpose of the Plan is to encourage and enable officers, directors, and employees of GL Energy and Exploration, Inc. and its Subsidiaries and other persons to acquire a proprietary interest in the Company. It is anticipated that providing such persons with a direct stake in the Company's welfare will assure a closer identification of their interests with those of the Company and its shareholders, thereby stimulating their efforts on the Company's behalf and strengthening their desire to remain with the Company. As of December 31, 2004, a total of 3,000,000 shares were issued to 2 consultants under this plan. The Company received $25,000 in cash and incurred a non-cash charge of $145,408.

         On February 27, 2004, the board of directors approved a performance equity plan for 10,000,000 shares of Common Stock. The rights of the common stock were not changed. The purpose of the GL Energy and Exploration, Inc. 2004 Equity Performance Plan is to enable the Company to offer to its employees, officers, directors and consultants whose past, present and/or potential contributions to the Company and its Subsidiaries have been, or will be important to the success of the Company. The various types of long-term incentive awards that may be provided under the Plan will enable the Company to respond to changes in compensation practices, tax laws, accounting regulations and the size and diversity of its business. As of December 31, 2004, no shares have been issued under this plan.

         During the last five years, no officers or directors have been involved in any legal proceedings, bankruptcy proceedings, criminal proceedings or violated any federal or state securities or commodities laws or engaged in any activity that would limit their involvement in any type of business, securities or banking activities.

COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

         Section 16(a) of the Exchange Act requires the Company's directors and executive officers, and persons who own more than 10% of the outstanding shares of the Company's Common Stock, to file initial reports of beneficial ownership and reports of changes in beneficial ownership of shares of Common Stock with the Commission. Such persons are required by Commission regulations to furnish the Company with copies of all Section 16(a) forms they file.

         Based solely upon a review of Forms 3 and 4 and amendments thereto furnished to the Company during the year ended December 31, 2004, and upon a review of Forms 5 and amendments thereto furnished to the Company with respect to the year ended December 31, 2004, or upon written representations received by the Company from certain reporting persons that no Forms 5 were required for those persons.

AUDIT COMMITTEE AND FINANCIAL EXPERT

         We are not required to have and we do not have an Audit Committee. The Company's directors perform some of the same functions of an Audit Committee, such as; recommending a firm of independent certified public accountants to audit the financial statements; reviewing the auditors' independence, the financial statements and their audit report; and reviewing management's administration of the system of internal accounting controls. The Company does not currently have a written audit committee charter or similar document.

         We have no audit committee financial expert. Our sole director has financial statement preparation and interpretation ability obtained over the years from his past business experience. We believe the cost related to retaining a financial expert at this time is prohibitive. Further, because of nature of our current limited operations, we believe the services of a financial expert are not warranted.

CODE OF ETHICS

         A code of ethics relates to written standards that are reasonably designed to deter wrongdoing and to promote:

         1) Honest and ethical conduct, including the ethical handling of actual or apparent conflicts of interest between personal and professional relationships.

         2)     Full, fair,  accurate,  timely and understandable  disclosure in reports and documents that are filed with, or submitted to the Securities and Exchange Commission and in other public communications made by the Company.

         3)     Compliance   with   applicable   government   laws,   rules  and
                regulations.

         4) The prompt internal reporting of violations of the code to an appropriate person or persons identified in the code; and

         5)     Accountability for adherence to the code.

         We have not adopted a formal code of ethics statement. The board of directors evaluated the business of the Company and the number of employees and determined that since the business is operated by a small number of persons who are also the officers and directors and many of the persons employed by the Company are independent contractors general rules of fiduciary duty and federal and state criminal, business conduct and securities laws are adequate ethical guidelines.

SHAREHOLDER-DIRECTOR COMMUNICATION

         We have neither a nominating committee for persons to be proposed as directors for election to the board of directors nor a formal method of communicating nominees from shareholders. We do not have any restrictions on shareholder nominations under our certificate of incorporation or by-laws. The only restrictions are those applicable generally under Delaware Corporate Law and the federal proxy rules. Currently the board of directors decides on nominees, on the recommendation of one or more members of the board. None of the members of the board of directors are "independent." The board of directors will consider suggestions from individual shareholders, subject to evaluation of the person's merits. Stockholders may communicate nominee suggestions directly to any of the board members, accompanied by biographical details and a statement of support for the nominees. The suggested nominee must also provide a statement of consent to being considered for nomination. Although there are no formal criteria for nominees, the board of directors believes that persons should be actively engaged in business endeavors, have a financial background, and be familiar with acquisition strategies and money management.

         Management and directors of the Company have determined not to adopt a formal methodology for communications from shareholders on the belief that any communication would be brought to the boards' attention by virtue of the co-extensive employment.

         The board of directors does not have a formal policy of attendance of directors at the annual meeting. It does encourage such attendance. The Company did not have an annual meeting in 2004.


ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         The following table sets forth, as of December 31, 2004, the name and shareholdings of each person who owns of record, or was known by us to own beneficially,* 5% or more of the shares of the common stock currently issued and outstanding; the name and shareholdings, including options to acquire the common stock, of each director; and the shareholdings of all executive officers and directors as a group. The information in the table does not reflect the Merger, the issuance of shares pursuant to the Merger, or the proposed Reverse Stock Split.

                                             NUMBER OF       PERCENTAGE
                                              SHARES             OF
     NAME OF PERSON OR GROUP                  OWNED *        OWNERSHIP
     -----------------------                 ----------      ----------
     Donald Byers  **                        16,400,000           46.2%



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

 ** Donald Byers was the company's president and chairman of the board until September 30, 2004.


SECURITY OWNERSHIP OF BENEFICIAL OWNERS, MANAGEMENT AND AFFILIATES FOLLOWING THE MERGER

         The following table sets forth certain information with respect to the anticipated beneficial ownership of our common stock, after giving effect to the merger, by each stockholder expected by us to be the beneficial owner of more than 5% of GL Energy's common stock and by each of our anticipated directors and executive officers and all of the anticipated directors and executive officers as a group. Unless otherwise indicated, the address of each of the persons listed below is GL Energy and Exploration, Inc., 10330 Pioneer Blvd., #290, Santa Fe Springs, California 90670. Unless otherwise indicated in the footnotes to the following table, the person named beneficial owns the shares of record. For the purposes of the following table, a person is deemed to be the beneficial owner of any shares of common stock (i) over which the person has or shares, directly or indirectly, voting or investment power, or (ii) of which the person has a right to acquire beneficial ownership at any time within 60 days after the Effective Date of the Merger. "Voting power" is the power to vote or direct the voting of shares and "investment power" includes the power to dispose or direct the disposition of shares. An asterisk denotes beneficial ownership of less than 1%. The information in the table assumes the conversion of the all of the preferred shares into common stock, and does not reflect the proposed Reverse Stock Split.

                                                  NUMBER OF     PERCENTAGE
                                                   SHARES           OF
     NAME OF PERSON OR GROUP                       OWNED *       OWNERSHIP
     -----------------------                     -----------    -----------

     David Michery (1)                           561,045,000         85.73%
     Kent Puckett (2)                             60,955,000          9.31%
     Marcus A. Sanders                                     0          0.00%


     All executive officers and
     Directors as a group (three persons)        622,000,000         95.04%

(1) GL Energy will issue a total 22,500,000 shares of its common stock and 23,980 shares of its Series A Convertible Preferred Stock to the American Southwest shareholders. David Michery and Kent Puckett are the sole shareholders of American Southwest. Each share of the Series A Convertible Preferred Stock has a face value of $1,000.00 per share, and is convertible into shares of GL Energy's common stock at the rate of $.04 per share. The aggregate number of shares of common stock in which the Series A Convertible Preferred Stock may be converted is 599,500,000. Each share of Series A Convertible Preferred Stock entitles their holder to vote the number shares equal to the number of shares of common stock into which the shares of Series A Convertible Preferred Stock may be converted. The holders of the common stock and the Series A Convertible Preferred Stock vote as a single class on all matters on which GL Energy's stockholders vote, except where otherwise required by law. According to their terms, the shares of Series A Convertible Preferred Stock automatically convert into common stock on the effective date of the Reverse Stock Split, and all of the Series A Convertible Preferred Stock will be surrendered to GL Energy, at that time. At the time of the Reverse Stock Split, the shares of Series A
Convertible Preferred Stock shall be adjusted in the same proportion as the common stock, and will thereafter the number of shares of common stock which will be issued upon conversion of the preferred shares will be reduced 17,128,572. Immediately following the Merger, GL Energy's board of directors will seek shareholder approval, by written consent from the holders of a majority of the outstanding voting stock, of the Reverse Stock Split at the rate of 1 share for every 35 shares outstanding. The board of directors has already unanimously approved the Reverse Stock Split. After giving effect to the Reverse Stock Split and the Merger, American Southwest shareholders will own an aggregate 17,771,429 shares of common stock. Pursuant to the Merger Agreement, David Michery will receive 20,295,000 shares of GL Energy's common stock and 21,630 shares of GL Energy's Series A Convertible Preferred Stock. The Series A Convertible Preferred Stock is convertible into 540,750,000 shares of GL Energy's common stock. After the approval of the Reverse Stock Split, David Michery will own 16,029,857 shares of GL Energy's common stock.

(2) Pursuant to the Merger Agreement, Kent Puckett will receive 2,205,000 shares of GL Energy's common stock, and 2,350 shares of GL Energy's Series A
Convertible Preferred Stock. The Series A Convertible Preferred Stock is convertible into 58,750,000 shares of GL Energy's common stock. After the approval of the Reverse Stock Split, Kent Puckett will own 1,741,572 shares of GL Energy's common stock.


ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         GL Energy had outstanding loans due from shareholders of $104,107 at December 31, 2004.

         In June 2003, GL Energy entered into a management agreement with Mr. Don Byers, our president and chairman of the board until September 30, 2004, for $8,000 per month in lieu of wages. The agreement also included providing office space for GL Energy in lieu of rent. Total management fees incurred for 2004 were $74,409. The agreement was terminated during 2004.

ITEM 13. EXHIBITS

a.  Exhibits

Exhibit Number          Name of Exhibit

2.1                     Agreement and Plan of Reorganization (2)

4.1                     Form of 2003 Equity Performance Plan (3)

4.2                     Form of 2004 Equity Performance Plan (4)

4.3                     Form of 2004 Stock Incentive Plan (5)

31.1                    Certification  of Chief Executive  Officer,  pursuant to
                        Rule  13a-14(a)  of the  Exchange  Act,  as  enacted  by
                        Section 302 of the Sarbanes-Oxley Act of 2002. (1)

31.2                    Certification  of Chief Financial  Officer,  pursuant to
                        Rule  13a-14(a)  of the  Exchange  Act,  as  enacted  by
                        Section 302 of the Sarbanes-Oxley Act of 2002. (1)

32.1 Certification of Chief Executive Officer and Chief Financial Officer, pursuant to 18 United States Code
                        Section 1350, as enacted by Section 906 of the Sarbanes-Oxley Act of 2002. (1)

(1)  Filed herewith.
(2)  Previously  filed with  Information  Statement  on  Schedule  14 on January
     4,2005.
(3)  Previously filed with Form DEF 14c (information statement) on May 5, 2003.
(4)  Previously filed with Form S-8 on March 29, 2004.
(5)  Previously filed with Form S-8 on October 8, 2004.


ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

Audit Fees

         The company paid audit and financial statement review fees totaling $10,455 and $2,400 for the years ended December 31, 2004 and 2003, respectively to Malone & Bailey, PC, our current independent accountants.


Audit-Related Fees

         None

Tax Fees

         None

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

                                    (Registrant) GL ENERGY AND EXPLORATION, INC.

                                             By:  /s/ David Michery
                                                  -----------------------------
                                                  David Michery, CEO, President
                                                  and Chairman of the Board
                                                  (Principal Executive Officer)

                                           Date:  May 5, 2005



                                             By:  /s/ Kent Puckett
                                                  ----------------------------
                                                  Kent Puckett, CFO, Secretary
                                                  and Treasurer (Principal
                                                  Financials Officer)

                                           Date:  May 5, 2005