Form 10QSB
period 2005-03-31
GL ENERGY & EXPLORATION INC
filed 2005-05-23
CIK 1122771

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                   FORM 10-QSB

                QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                  For the Quarterly Period ended March 31, 2005

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

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: As of May 12, 2005, the Company had outstanding 37,382,042 shares of its common stock, par value $0.001.

                                TABLE OF CONTENTS

ITEM NUMBER AND CAPTION                                                   PAGE

PART I

  ITEM 1.   FINANCIAL STATEMENTS........................................    3
  ITEM 2.   MANAGEMENT'S DISCUSSION AND PLAN OF OPERATIONS..............    7
  ITEM 3    CONTROLS AND PROCEDURES.....................................   11

PART II

  ITEM 1.   LEGAL PROCEEDINGS...........................................   12
  ITEM 2.   CHANGES IN SECURITIES ......................................   12
  ITEM 3.   DEFAULTS UPON SENIOR SECURITIES.............................   12
  ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.........   12
  ITEM 5.   OTHER INFORMATION...........................................   12
  ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K............................   13

                                     PART I

ITEM 1. FINANCIAL STATEMENTS


                         GL ENERGY AND EXPLORATION, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                                  BALANCE SHEET

                                                                     March 31,
                                                                       2005
                                                                    -----------
                                     ASSETS
Current Assets:
   Investment in American Southwest Music Distribution, Inc.        $    62,500
                                                                    -----------
       TOTAL ASSETS                                                 $    62,500
                                                                    ===========

                      LIABILITIES AND STOCKHOLDERS' DEFICIT
Current Liabilities:
   Accounts Payable                                                 $    24,903
   Advances from Shareholders                                           193,432
                                                                    -----------
       TOTAL LIABILITIES                                                218,335

Stockholders' Deficit:
   Preferred Stock - $0.001 par value; 5,000,000 shares
       authorized, no shares issued and outstanding                        --
   Common Stock - $0.001 par value; 100,000,000 shares
       authorized, 37,382,042 issued and outstanding                     37,382
   Additional Paid-in Capital                                         2,687,795
   Deficit Accumulated During the Development Stage                  (2,881,012)
                                                                    -----------
       Total Stockholders' Deficit                                     (155,835)
                                                                    -----------
       TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT                  $    62,500
                                                                    ===========

                         GL ENERGY AND EXPLORATION, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                             STATEMENTS OF EXPENSES

                                                 Three Months    Three Months     Inception
                                                    Ended           Ended          through
                                                   March 31,       March 31,       March 31,
                                                     2005            2004            2005
                                                 ------------    ------------    ------------
EXPENSES
   Mineral Rights                                $       --      $       --      $     85,830
   Impairment                                            --              --            20,000
   Legal and Accounting                                19,584          10,134         174,370
   General and Administrative                          14,904         226,188       2,582,910
                                                 ------------    ------------    ------------
      Total Expenses                                   34,488         236,322       2,863,110

   Minority Interest in Losses of Subsidiary             --              --                56
                                                 ------------    ------------    ------------
   Loss from Operations                               (34,488)       (236,322)     (2,863,166)
                                                 ------------    ------------    ------------

   Interest Expense                                    (3,476)         (2,153)        (17,846)
                                                 ------------    ------------    ------------
   NET LOSS                                      $    (37,964)   $   (238,475)   $ (2,881,012)
                                                 ============    ============    ============


   Net Loss per Share - Basic and Diluted        $      (0.00)   $      (0.01)
                                                 ============    ============

   Weighted average shares outstanding:
    Basic and Diluted                              37,382,042      30,265,949
                                                 ============    ============

                         GL ENERGY AND EXPLORATION, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                            STATEMENTS OF CASH FLOWS


                                                           Three Months    Three Months     Inception
                                                              Ended           Ended          through
                                                             March 31,       March 31,       March 31,
                                                               2005            2004            2005
                                                           ------------    ------------    ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
      Net Loss                                             $    (37,964)   $   (238,475)   $ (2,881,012)
     Adjustments to Reconcile Net Loss to Cash
     Used In Operating Activities:
      Common Stock Issued for Services                             --           154,000       2,294,785
      Option Expense                                               --              --           145,408
      Fair Value of Services Received                              --              --             5,400
      Impairment                                                   --              --            20,000
      Minority Interest                                            --              --                56
     Net Changes in:
      Accounts Payable                                          (13,860)         45,795          49,751
      Accrued Obligation to Platoro West Incorporated              --              --              --
                                                           ------------    ------------    ------------
      NET CASH USED IN OPERATING ACTIVITIES                     (51,824)        (38,680)       (365,612)

CASH FLOWS FROM INVESTING ACTIVITIES:
      Investment in American Southwest Music
        Distribution, Inc.                                      (37,500)           --           (62,500)
                                                           ------------    ------------    ------------
      NET CASH USED IN INVESTING ACTIVITIES                     (37,500)           --           (62,500)

CASH FLOWS FROM FINANCING ACTIVITIES:
      Proceeds from the Sale of Common Stock                       --              --           259,528
      Net Advances from Shareholders                             89,324          38,655         168,584
                                                           ------------    ------------    ------------
      NET CASH PROVIDED USED IN FINANCING ACTIVITIES             89,324          38,655         428,112

      NET CHANGE IN CASH AND CASH EQUIVALENTS                      --               (25)           --

      CASH AND CASH EQUIVALENTS
         AT BEGINNING OF PERIOD                                    --                79            --
                                                           ------------    ------------    ------------

      CASH AND CASH EQUIVALENTS
         AT END OF PERIOD                                  $       --      $         54    $       --
                                                           ============    ============    ============

      Supplemental Non-cash Transactions:
         Issuance of common stock for assets               $       --      $       --      $     20,000
                                                           ============    ============    ============
         Conversion of Notes Payable - Shareholders        $       --      $       --      $     30,940
                                                           ============    ============    ============

                         GL Energy and Exploration, Inc.

                          NOTES TO FINANCIAL STATEMENTS



NOTE 1 - BASIS OF PRESENTATION

The accompanying unaudited interim financial statements of GL Energy Exploration, Inc. ("GL Energy") have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules of the Securities and Exchange Commission ("SEC"), and should be read in conjunction with the audited financial statements and notes thereto contained in the Company's registration statement filed with the SEC on Form 10-KSB. In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of financial position and the results of operations for the interim periods presented have been reflected herein. The results of operations for interim periods are not necessarily indicative of the results to be expected for the full year. Notes to the financial statements, which would substantially duplicate the disclosure contained in the audited financial statements for the most recent fiscal year 2004 as reported in Form 10-KSB, have been omitted.

NOTE 2 - INVESTMENT IN AMERICAN SOUTHWEST MUSIC DISTRIBUTION, INC.

In January 2005, a GL Energy shareholder loaned $37,500 to GL Energy. The funds were deposited into the bank account of American Southwest Music Distribution, Inc., a current merger candidate.


NOTE 3 - RELATED PARTY TRANSACTIONS

GL Energy had outstanding loans due to shareholders for the total amount of $193,432, which included accrued interest of $17,832. The loans are due on demand, bear interest at 10%, and are unsecured.

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

         Upon filing the Certificate of Merger the control of GL Energy will change and we will carry on the business of American Southwest. The change of control will be effected through the following actions:

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

Financial Condition and Changes in Financial Condition

Overall Operating Results:

         We had no revenues for the quarter ended March 31, 2005 or since our inception.

         We incurred $34,488 in operating expenses during the quarter ended March 31, 2005. Of these expenses, $21,790 was for legal and accounting fees. Rent and storage expenses totaled $8,084. The remaining expenses were incurred for general operating purposes.

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

         We have also relied on loans from shareholders to fund operations. Donald Byers, a majority shareholder, and three other shareholders have loaned the company $193,432 including accrued interest as of March 31, 2005 to fund our business operations. These loans bear 10% interest and will be repaid upon the company receiving adequate funding.

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

         As required by Rules 13a-15 and 15d-15 under the Exchange Act, the Certifying Officers carried out an evaluation of the effectiveness of the design and operation of the Company's disclosure controls and procedures as of March 31, 2005. Their evaluation was carried out with the participation of other members of the Company's management. Based upon their evaluation, the Certifying Officers concluded that the Company's disclosure controls and procedures were effective.

         The Company's internal control over financial reporting is a process designed by, or under the supervision of, the Certifying Officers and effected by the Company's Board of Directors, management and other personnel, to provide reasonable assurance regarding the reliability of the Company's financial reporting and the preparation of the Company's financial statements for external purposes in accordance with generally accepted accounting principles. Internal control over financial reporting includes policies and procedures that pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of the Company's assets; provide reasonable assurance that transactions are recorded as necessary to permit preparation of the Company's financial statements in accordance with generally accepted accounting principles, and that the Company's receipts and expenditures are being made only in accordance with the authorization of the Company's Board of Directors and management; and provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Company's assets that could have a material effect on its financial statements. There has been no change in the Company's internal control over financial reporting that occurred in the quarter ended March 31, 2005, that has materially affected, or is reasonably likely to affect, the Company's internal control over financial reporting.

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

a) Exhibits

2.1         Agreement and Plan of Reorganization (2)

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

(1)  Filed herewith.
(2)  Previously  filed with  Information  Statement on Schedule 14 on January 4,
2005.

b) Reports on Form 8-K

         On March 2, 2005 we filed an information statement on Form 8-K disclosing the Merger Agreement with American Southwest Music Distribution, Inc.

                                   Signatures


         In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                   (Registrant) GL ENERGY AND EXPLORATION, INC.



Date:  May 23, 2005                     By: /s/ David Michery
                                            ---------------------------------
                                            David Michery, CEO, President and
                                            Chairman of the Board (Principal
                                            Executive Officer)


Date:  May 23, 2005                     By: /s/ Kent Puckett
                                            --------------------------------
                                            Kent Puckett, CFO, Secretary and
                                            Treasurer (Principal Financials
                                            Officer)