Form 10QSB
period 2005-06-30
GL ENERGY & EXPLORATION INC
filed 2005-08-23
CIK 1122771

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, DC  20549

FORM 10-QSB

QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period ended June 30, 2005

Commission File Number      000-31032

GL ENERGY AND EXPLORATION, INC.

(Exact name of registrant as specified in charter)

Delaware	52-2190362
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

10330 Pioneer Blvd., Suite 290 Santa Fe Springs, California	90670
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code                       (562) 903-1114

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes X          No __

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: As of July 27, 2005, the Company had outstanding 37,382,042 shares of its common stock, par value $0.001.

PART I

ITEM 1. FINANCIAL STATEMENTS

GL ENERGY AND EXPLORATION, INC.
( A DEVELOPMENT STAGE COMPANY)
BALANCE SHEET

June 30,
2005
ASSETS
Current Assets:
Deposit	$ 62,500
TOTAL ASSETS	$ 62,500

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current Liabilities:
Accounts Payable	$ 37,239
Advances from Shareholders	215,023
TOTAL LIABILITIES	252,262

Stockholders' Deficit:
Preferred Stock - $0.001 par value; 5,000,000 shares
authorized, no shares issued and outstanding	-
Common Stock - $0.001 par value; 100,000,000 shares
authorized, 37,382,042 issued and outstanding	37,382
Additional Paid-in Capital	2,687,795
Deficit Accumulated During the Development Stage	(2,914,939)
Total Stockholders' Deficit	(189,762)
TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$ 62,500

GL ENERGY AND EXPLORATION, INC.
( A DEVELOPMENT STAGE COMPANY)
STATEMENTS OF EXPENSES
Three and Six Months Ended June 30, 2005 and 2004, and Inception Through June 30, 2005

					Inception
					Through
	Three Months		Six Months		June 30,
	2005	2004	2005	2004	2005

EXPENSES
Mineral Rights	$ -	$ -	$ -	$ -	$ 85,830
Impairment	-	-	-	20,000	20,000
Legal and Accounting	16,291	3,271	35,875	13,405	190,661
General and Administrative	13,878	144,162	28,782	370,351	2,596,844

Loss from Operations	(30,169)	(147,433)	(64,657)	(403,756)	(2,893,335)

Interest Expense	(3,758)	(2,360)	(7,235)	(4,513)	(21,604)
NET LOSS	$ (33,927)	$(149,793)	$ (71,892)	$(408,269)	$(2,914,939)

Net Loss per Share - Basic and Diluted	$ (0.00)	$ (0.00)	$ (0.00)	$ (0.01)

Weighted average shares outstanding:
Basic and Diluted	37,382,042	31,981,503	37,382,042	31,256,638

GL ENERGY AND EXPLORATION, INC.
( A DEVELOPMENT STAGE COMPANY)
STATEMENTS OF CASH FLOWS
Six Months Ended June 30, 2005 and 2004, and Inception Through June 30, 2005

			Inception
			through
			June 30,
	2005	2004	2005
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Loss	$ (71,892)	$ (408,268)	$ (2,914,939)
Adjustments to Reconcile Net Loss to Cash
Used In Operating Activities:
Common Stock Issued for Services	-	272,700	2,263,900
Option Expense	-	-	145,408
Fair Value of Services Received	-	-	5,400
Impairment	-	20,000	20,000
Net Changes in:
Accounts Payable	(1,523)	(11,082)	68,180
Accrued Interest from Notes Payable- Shareholders	-	4,498	-
NET CASH USED IN OPERATING ACTIVITIES	(73,415)	(122,152)	(412,051)

CASH FLOWS FROM INVESTING ACTIVITIES:
Deposit on Merger	(37,500)	-	(62,500)
NET CASH USED IN INVESTING ACTIVITIES	(37,500)	-	(62,500)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from the Sale of Common Stock	-	110,428	259,528
Net Change in Advances from Shareholders	110,915	27,202	215,023
NET CASH PROVIDED BY FINANCING ACTIVITIES	110,915	137,630	474,551

NET CHANGE IN CASH AND CASH EQUIVALENTS	-	15,478	-

CASH AND CASH EQUIVALENTS
AT BEGINNING OF PERIOD	-	79	-

CASH AND CASH EQUIVALENTS
AT END OF PERIOD	$ -	$ 15,557	$ -

Supplemental Non-cash Transactions:
Issuance of common stock for assets	$ -	$ -	$ 20,000
Conversion of Notes Payable - Shareholders	$ -	$ -	$ 30,940

GL Energy and Exploration, Inc.

(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS

NOTE 1 - BASIS OF PRESENTATION

The accompanying unaudited interim financial statements of GL Energy and Exploration, Inc. (“GL Energy”) have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules of the Securities and Exchange Commission (“SEC”), and should be read in conjunction with the audited financial statements and notes thereto contained in the Company’s registration statement filed with the SEC on Form 10-KSB.  In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of financial position and the results of operations for the interim periods presented have been reflected herein.  The results of operations for interim periods are not necessarily indicative of the results to be expected for the full year.  Notes to the financial statements, which would substantially duplicate the disclosure contained in the audited financial statements for the most recent fiscal year 2004 as reported in Form 10-KSB, have been omitted.

NOTE 2– INVESTMENT IN AMERICAN SOUTHWEST MUSIC DISTRIBUTION, INC.

In January 2005, a GL Energy shareholder loaned $37,500 to GL Energy. The funds were deposited into the bank account of American Southwest Music Distribution, Inc., a current merger candidate.

NOTE 3 – RELATED PARTY TRANSACTIONS

GL Energy had outstanding loans due to shareholders for the total amount of $215,023, which included accrued interest of $21,591.  The loans are due on demand, bear interest at 10%, and are unsecured.

NOTE 4 – CONTINGENCY

In May 2005, GL Energy was one of several defendants named in a lawsuit alleging GL Energy and others conspired to hide assets secured by a promissory note between two companies unrelated to GL Energy.  The plaintiff is seeking damages in excess of $1.2 million.  GL Energy is assessing the merits of the allegations and is in the process of determining what if any liability may be incurred by GL Energy.

ITEM 2.   MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

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

The financial information set forth in the following discussion should be read with the financial statements of GL Energy and Exploration, included elsewhere herein.

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

The merger will not be effective until the Certificate of Merger between GL Energy and American Southwest is filed with Delaware's Secretary of State. We anticipate filing the required documents during the quarter ending September 30, 2005.

Upon filing the Certificate of Merger the control of GL Energy will change and we will carry on the business of American Southwest. The change of control will be effected through the following actions:

• American Southwest will merge with and into GL Energy. American Southwest's separate corporate existence will cease, and GL Energy will be the surviving corporation. GL Energy will change its name to "American Southwest Music Distribution Inc.";

• American Southwest has two shareholders. GL Energy will issue 22,500,000 shares of its common stock and 23,980 shares of its Series A Convertible Preferred Stock to the American Southwest shareholders. Each share of the Series A Convertible Preferred Stock has a face value of $1,000.00 per share, and is convertible into shares of GL Energy's common stock at the rate of $.04 per share. Prior to the Reverse Stock Split, the aggregate number of shares of common stock in which the Series A Convertible Preferred Stock may be converted is 599,500,000. Each share of Series A Convertible Preferred Stock entitles their holder to vote the number shares equal to the number of shares of common stock into which the shares of Series A Convertible Preferred Stock may be converted. The holders of the common stock and the Series A Convertible Preferred Stock vote as a single class on all matters on which GL Energy's stockholders vote, except where otherwise required by law. According to their terms, the shares of Series A Convertible Preferred Stock automatically convert into common stock on the effective date of the Reverse Stock Split, and all of the Series A Convertible Preferred Stock will be surrendered to GL Energy. At the time of the Reverse Stock Split, the shares of Series A Convertible Preferred Stock shall be adjusted in the same proportion as the common stock, and will thereafter be convertible into 17,128,572 shares of common stock;

• After giving effect to the Reverse Stock Split and the Merger, GL Energy's total issued and outstanding shares of common stock will be approximately 18,699,230, and the American Southwest shareholders will own 17,771,429 shares. The two American Southwest shareholders will collectively own approximately 95% of our issued and outstanding shares of common stock. Our current stockholders will own approximately 5% of our issued and outstanding shares of common stock;

• David Michery and Marcus Sanders will remain our directors. David Michery will continue as our Chief Executive Officer and Kent Puckett will continue as Chief Financial Officer. Marcus Sanders will be appointed as Chief Operating Officer. These officers and directors shall control GL Energy's business and operations; and

• Immediately following the Merger, GL Energy's board of directors will seek from a majority of the shareholders approval, by written consent of the Reverse Stock Split at the rate of 1 share for every 35 shares outstanding, and approval of an increase in the authorized common stock, $.001 par value ("Common Stock"), from 2,857,142 shares to 100,000,000 shares of common stock. The board of directors has already unanimously approved the Reverse Stock Split and concurrent increase in the authorized common stock.

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

Whether or when an Album is commercially released is within American Southwest's sole discretion. Prior to and concurrent with the commercial release of an Album, management creates and implements a marketing plan for each Album. The actual amount of money spent marketing an Album will be determined by American Southwest's management, based upon the historical sales of the recording artist featured on the album, as reported by Soundscan; initial responses to singles on the album by radio and club disc jockey's and radio program directors across the country, as reported by BDS; and the number of initial units of the album purchased by the retailers.

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

Financial Condition and Changes in Financial Condition

Overall Operating Results:

We had no revenues for the quarter ended June 30, 2005 or since our inception.

We incurred $30,169 in operating expenses during the quarter ended June 30, 2005. Of these expenses, $16,291 was for legal and accounting fees. Rent expenses totaled $12,593, which included the early termination lease charges for the office space in Canada prior to the Company’s relocation to California. The remaining expenses were incurred for general operating purposes.

We incurred $147,433 in operating expenses for the quarter ended June 30, 2004. The expenses included legal and accounting fees of $3,271 incurred in connection with our compliance filings with the Securities and Exchange Commission. Investor relation expenses were $8,374. We issued 980,000 shares of our common stock to an attorney and sales representative for consulting services out of our Regulation S offering at a value of $118,700. In addition, we had a management agreement with our prior President for $8,000 per month in lieu of wages and rent. This agreement was terminated at the end of May 2004 and we entered into a new management agreement with Wellstar International, Inc. in June 2004 at $10,000 per month. This agreement was terminated in early 2005. We incurred $26,000 in management fees during the quarter.

For the six months ended June 30, 2005 our operating expenses totaled $64,657. Legal and accounting fees were $35,875. Rent and storage expenses totaled $20,677. The remaining expenses were incurred for general operating purposes.

For the six months ended June 30, 2004 our operating expenses totaled $403,756, a vast majority of which were incurred for public relations, consulting fees and management fees. These fees totaled $335,381. Of this amount $272,700 were non-cash expenses incurred with the issuance of common stock.

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

We have also relied on loans from shareholders to fund operations. Donald Byers, a majority shareholder, and three other shareholders have loaned the company $215,023 including accrued interest as of June 30, 2005 to fund our business operations. These loans bear 10% interest and will be repaid upon the company receiving adequate funding.

We currently have a working capital deficit and no operating cash with which we can fund our future operations. If we do not receive adequate funding, we will have to discontinue or substantially scale back our operations.

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

New Accounting Pronouncements

GL Energy does not expect the adoption of recently issued accounting pronouncements to have a significant impact on GL Energy’s results of operations, financial position or cash flow.

ITEM 3.   CONTROLS AND PROCEDURES

Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed in company reports filed or submitted under the Securities Exchange Act of 1934 (the “Exchange Act”) is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in company reports filed under the Exchange Act is accumulated and communicated to management, including the Company’s Chief Executive Officer and Chief Financial Officer (the “Certifying Officers”), as appropriate to allow timely decisions regarding required disclosure.

 As required by Rules 13a-15 and 15d-15 under the Exchange Act, the Certifying Officers carried out an evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of June 30, 2005. Their evaluation was carried out with the participation of other members of the Company’s management. Based upon their evaluation, the Certifying Officers concluded that the Company’s disclosure controls and procedures were effective.

 The Company’s internal control over financial reporting is a process designed by, or under the supervision of, the Certifying Officers and effected by the Company’s Board of Directors, management and other personnel, to provide reasonable assurance regarding the reliability of the Company’s financial reporting and the preparation of the Company’s financial statements for external purposes in accordance with generally accepted accounting principles. Internal control over financial reporting includes policies and procedures that pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of the Company’s assets; provide reasonable assurance that transactions are recorded as necessary to permit preparation of the Company’s financial statements in accordance with generally accepted accounting principles, and that the Company’s receipts and expenditures are being made only in accordance with the authorization of the Company’s Board of Directors and management; and provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Company’s assets that could have a material effect on its financial statements. There has been no change in the Company’s internal control over financial reporting that occurred in the quarter ended June 30, 2005, that has materially affected, or is reasonably likely to affect, the Company’s internal control over financial reporting.

PART II OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

In May 2005, GL Energy was one of several defendants named in a lawsuit alleging GL Energy and others conspired to hide assets secured by a promissory note between two companies unrelated to GL Energy.  The plaintiff is seeking damages in excess of $1.2 million.  GL Energy is assessing the merits of the allegations and is in the process of determining what if any liability may be incurred by GL Energy.

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

On the effective date of the Merger Agreement, GL Energy will issue 22,500,000 shares of GL Energy’s common stock (the “Common Stock”) and 23,980 shares of GL Energy’s Series A Convertible Preferred Stock (the “Preferred Stock”) to the two shareholders of American Southwest, David Michery and Kent Puckett.  David Michery and Kent Puckett are the sole shareholders of American Southwest.

Each share of the Preferred Stock has a face value of $1,000 per share.  Each share of the Preferred Stock entitles their holder to vote the number shares equal to the number of shares of common stock into which the shares of Preferred Stock may be converted.  The shares of Preferred Stock have a stated compounded dividend of 6% per annum based on the stated value of $1,000 per share, payable as permitted by law and declared by the board of directors, or upon the redemption or conversion, the shares of Series A Convertible Preferred Stock are converted 24 months after their issuance to the holder. The Board of directors may not declare or pay any dividends on the common stock unless a dividend is first declared and paid all unpaid dividends on the Preferred Stock. The holders of the Preferred Stock shall have the right to demand two registrations, and unlimited “piggy-back” registration rights subject to pro rata cutback at the underwriters’ discretion. The holders of the Preferred Stock have S-3 registration rights, if and when GL Energy qualifies for registration pursuant to Securities and Exchange Commission form S-3.

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

(Registrant) GL ENERGY AND EXPLORATION, INC.

By /s/ David Michery

David Michery, CEO, President and Chairman of

the Board (Principal Executive Officer)

By /s/ Kent Puckett

Kent Puckett, CFO, Secretary and Treasurer

 (Principal Financials Officer)

Date:  August 22, 2005