Form 10QSB
period 2005-09-30
GL ENERGY & EXPLORATION INC
filed 2005-11-21
CIK 1122771

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, DC  20549

FORM 10-QSB

QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period ended September 30, 2005

Commission File Number      000-31032

GL ENERGY AND EXPLORATION, INC.

(Exact name of registrant as specified in charter)

Delaware	52-2190362
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

8721 Sunset Blvd., Penthouse 7, Hollywood, California	90069
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code                       (562) 903-1114

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes [X]          No [  ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.

Yes [X]

    No [  ]

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: As of November 4, 2005, the Company had outstanding 37,382,042 shares of its common stock, par value $0.001.

PART I

ITEM 1. FINANCIAL STATEMENTS

GL ENERGY AND EXPLORATION, INC.

( A DEVELOPMENT STAGE COMPANY)

BALANCE SHEET

(unaudited)

September 30, 2005
ASSETS
Current Assets:
Deposit	$62,500
TOTAL ASSETS	$62,500

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current Liabilities:
Accounts Payable	$47,065
Advances from Shareholders	218,822
TOTAL LIABILITIES	265,887

Stockholders' Deficit:
Preferred Stock - $0.001 par value; 5,000,000 shares authorized, no shares issued and outstanding	-
Common Stock - $0.001 par value; 100,000,000 shares authorized, 37,382,042 issued and outstanding	37,382
Additional Paid-in Capital	2,687,795
Deficit Accumulated During the Development Stage	(2,928,564)
Total Stockholders' Deficit	(203,387)
TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$62,500

See notes to our unaudited interim financial statements.

GL ENERGY AND EXPLORATION, INC.

(A DEVELOPMENT STAGE COMPANY)

STATEMENTS OF EXPENSES

Three and Nine Months Ended September 30, 2005 and 2004, and Inception Through September 30, 2005

(unaudited)

					Inception
					Through
	Three Months		Nine Months		September 30,
	2005	2004	2005	2004	2005

EXPENSES
Mineral Rights	$-	$-	$-	$-	$85,830
Impairment	-	-	-	20,000	20,000
Legal and Accounting	9,825	3,822	45,700	17,227	200,486
General and Administrative	-	44,093	28,782	414,442	2,596,844

Loss from Operations	(9,825)	(47,915)	(74,482)	(451,669)	(2,903,160)

Interest Expense	(3,800)	(2,262)	(11,035)	(6,775)	(25,404)
NET LOSS	$(13,625)	$(50,177)	$(85,517)	$(458,444)	$(2,928,564)

Net Loss per Share - Basic and Diluted	$(0.00)	$(0.00)	$(0.00)	$(0.01)

Weighted average shares outstanding:
Basic and Diluted	37,382,042	32,848,129	37,382,042	31,793,850

See notes to our unaudited interim financial statements.

GL ENERGY AND EXPLORATION, INC.

( A DEVELOPMENT STAGE COMPANY)

STATEMENTS OF CASH FLOWS

Nine Months Ended September 30, 2005 and 2004, and Inception Through September 30, 2005

(unaudited)

			Inception
			through
			September 30,
	2005	2004	2005
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Loss	$(85,517)	$(458,444)	$(2,928,564)
Adjustments to Reconcile Net Loss to Cash
Used In Operating Activities:
Common Stock Issued for Services	-	288,300	2,263,900
Option Expense	-	-	145,408
Fair Value of Services Received	-	-	5,400
Impairment	-	20,000	20,000
Net Changes in:
Accounts Payable	8,302	5,710	78,005
Accrued Interest from Notes Payable- Shareholders	-	6,760	-
NET CASH USED IN OPERATING ACTIVITIES	(77,215)	(137,674)	(415,851)

CASH FLOWS FROM INVESTING ACTIVITIES:
Deposit on Merger	(37,500)	-	(62,500)
NET CASH USED IN INVESTING ACTIVITIES	(37,500)	-	(62,500)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from the Sale of Common Stock	-	110,428	259,528
Net Change in Advances from Shareholders	114,715	27,202	218,823
NET CASH PROVIDED BY FINANCING ACTIVITIES	114,715	137,630	478,351

NET CHANGE IN CASH AND CASH EQUIVALENTS	-	(44)	-

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	-	79	-

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$-	$35	$-

Supplemental Non-cash Transactions:
Issuance of common stock for assets	$-	$-	$20,000
Conversion of Notes Payable – Shareholders	$-	$-	$30,940

See notes to our unaudited interim financial statements.

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

NOTE 3 – RELATED PARTY TRANSACTIONS

GL Energy had outstanding loans due to shareholders for the total amount of $218,822, which included accrued interest of $25,390.  The loans are due on demand, bear interest at 10%, and are unsecured.

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

Effective October 1, 2004 the company appointed David Michery and Marcus Sanders to the board of directors. In addition, David Michery was appointed as Chairman, CEO, and President, and Kent Puckett as CFO, Secretary, and Treasurer.  In May 2005, Marcus Sanders resigned from the board of directors.

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

The merger will not be effective until the Certificate of Merger between GL Energy and American Southwest is filed with Delaware's Secretary of State. We anticipate filing the required documents during the quarter ending December 31, 2005.

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

• David Michery will remain our director. David Michery will continue as our Chief Executive Officer and Kent Puckett will continue as Chief Financial Officer.  These officers and director shall control GL Energy's business and operations; and

• Immediately following the Merger, GL Energy's board of directors will seek from a majority of the shareholders approval, by written consent of the Reverse Stock Split at the rate of 1 share for every 35 shares outstanding, and approval of an increase in the authorized common stock, $.001 par value ("Common Stock"), from 2,857,142 shares to 100,000,000 shares of common stock. The board of directors has already unanimously approved the Reverse Stock Split and concurrent increase in the authorized common stock.

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

Planned Business Operations Subsequent to Merger

American Southwest is a music licensing, recording and distribution company. American Southwest recently relocated to an office in Hollywood, California and also recently opened a distribution center in Houston, Texas. American Southwest is a development stage company formed in July of 2004. American Southwest acquired the rights to two existing music master catalogs ("Master Catalogs"), which gives them the exclusive right to commercially exploit several master records that have been previously released for sale to consumers in the form of compact disks and tapes through normal retail distribution channels.

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

Financial Condition and Changes in Financial Condition

Overall Operating Results:

We had no revenues for the quarter ended September 30, 2005 or since our inception.

We incurred $9,825 in operating expenses during the quarter ended September 30, 2005. All of these expenses were accounting fees and expenses associated with our filings with the Securities and Exchange Commission.

We incurred $47,915 in operating expenses for the quarter ended September 30, 2004. The expenses included legal and accounting fees of $3,822 incurred in connection with our compliance filings with the Securities and Exchange Commission. We issued 390,000 shares of our common stock to an attorney and sales representative for consulting services out of our Regulation S offering at a value of $15,600. We also incurred $24,409 in management fees during the quarter pursuant to a management agreement with Wellstar International, Inc. This agreement was terminated in September 2004 in conjunction with the appointment of the new board of directors.

For the nine months ended September 30, 2005 our operating expenses totaled $74,482. Legal and accounting fees were $45,700. Rent and storage expenses totaled $20,677. The remaining expenses were incurred for general operating purposes.

For the nine months ended September 30, 2004 our operating expenses totaled $451,669, a vast majority of which were incurred for public relations, accounting and legal fees, consulting fees and management fees. These fees totaled $388,310. Of this amount, $288,300 were non-cash expenses incurred with the issuance of common stock.

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

We have also relied on loans from shareholders to fund operations. Donald Byers, a majority shareholder, and three other shareholders have loaned the company $218,822 including accrued interest as of September 30, 2005 to fund our business operations. These loans bear 10% interest and will be repaid upon the company receiving adequate funding.

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

Description of Properties

Our executive offices were relocated in October 2005 to 8721 Sunset Blvd., Penthouse 7, Hollywood, California 90069 in order to be located closer to the music and entertainment industry. We also recently opened a distribution center in Houston, Texas.

Employees/Directors

On October 1, 2004, David Michery and Marcus Sanders accepted appointment to the board of directors. Thereafter, the board of directors appointed David Michery as Chairman, CEO, and President, and appointed Kent Puckett as CFO, Secretary, and Treasurer.  In May 2005, Marcus Sanders resigned from the board of directors.

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

 As required by Rules 13a-15 and 15d-15 under the Exchange Act, the Certifying Officers carried out an evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of September 30, 2005. Their evaluation was carried out with the participation of other members of the Company’s management. Based upon their evaluation, the Certifying Officers concluded that the Company’s disclosure controls and procedures were effective.

 The Company’s internal control over financial reporting is a process designed by, or under the supervision of, the Certifying Officers and effected by the Company’s Board of Directors, management and other personnel, to provide reasonable assurance regarding the reliability of the Company’s financial reporting and the preparation of the Company’s financial statements for external purposes in accordance with generally accepted accounting principles. Internal control over financial reporting includes policies and procedures that pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of the Company’s assets; provide reasonable assurance that transactions are recorded as necessary to permit preparation of the Company’s financial statements in accordance with generally accepted accounting principles, and that the Company’s receipts and expenditures are being made only in accordance with the authorization of the Company’s Board of Directors and management; and provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Company’s assets that could have a material effect on its financial statements. There has been no change in the Company’s internal control over financial reporting that occurred in the quarter ended September 30, 2005, that has materially affected, or is reasonably likely to affect, the Company’s internal control over financial reporting.

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

Date:  November 21, 2005