Form 10KSB
period 2005-12-31
GL ENERGY & EXPLORATION INC
filed 2006-03-31
CIK 1122771

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-KSB

ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2005

COMMISSION FILE NUMBER     000-31032

GL ENERGY AND EXPLORATION, INC.

(Exact name of registrant as specified in charter)

DELAWARE	52-2190362
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

8721 Sunset Blvd., Penthouse 7 Hollywood, California	90069
(Address of principal executive offices)	(Zip Code)

Registrant's telephone number, including area code: (310) 659-8770

Securities registered pursuant to section 12(b) of the Act:

Title of Class	Name of each exchange on which registered
NONE	NONE

Securities registered pursuant to section 12(g) of the Act:

Common Stock

 (Title of Class)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.            Yes ☒      No ☐

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy of information statements incorporated by reference in Part 10-KSB or any amendment to this Form 10-KSB.   ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.

Yes ☐      No ☒

State issuer's revenues for its most recent fiscal year: $0.

State the aggregate market value of the voting stock held by non-affiliates computed by reference to the price at which the stock was sold, or the average bid and asked prices of such stock as of a specified date within the past 60 days: As of March 13, 2006, the aggregate market price of the voting stock held by non-affiliates was approximately $734,000.

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: As of March 13, 2006, the Company had outstanding 59,882,042 shares of its common stock, par value $0.001.

TABLE OF CONTENTS

ITEM NUMBER AND CAPTION		PAGE
PART I

ITEM 1.	DESCRIPTION OF BUSINESS	3
ITEM 2.	DESCRIPTION OF PROPERTY	14
ITEM 3.	LEGAL PROCEEDINGS	14
ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS	14

PART II

ITEM 5.	MARKET FOR REGISTRANTS COMMON EQUITY AND RELATED
	STOCKHOLDER MATTERS	14
ITEM 6.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
	CONDITION OR PLAN OF OPERATION	18
ITEM 7.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA	22
ITEM 8.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
	ACCOUNTING AND FINANCIAL DISCLOSURE	33
ITEM 8A	CONTROLS AND PROCEDURES	33
ITEM 8B.	OTHER INFORMATION	33

PART III

ITEM 9.	DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL
	PERSONS: COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT	33
ITEM 10.	EXECUTIVE COMPENSATION	34
ITEM 11.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
	MANAGEMENT	37
ITEM 12.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS	38
ITEM 13.	EXHIBITS	40
ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES	40

SIGNATURES		42

PART I

ITEM 1. DESCRIPTION OF BUSINESS

Company Background

GL Energy and Exploration, Inc. (“GL Energy” or the "Company") was incorporated in the state of Delaware on October 7, 1998 under the name LRS Group Incorporated.  On October 15, 1998, the name of the corporation was changed to LRS Capital, Inc. On October 10, 2001 the name of the corporation was changed to GL Energy and Exploration, Inc. GL Energy is a development stage company. On October 13, 2004, GL Energy entered into an Agreement and Plan of Reorganization with American Southwest Music Distribution, Inc.

On March 10, 2006, our board of directors approved the termination of that certain Agreement and Plan of Reorganization dated as of October 13, 2004 (the “Merger Agreement”).  Pursuant to the Merger Agreement, all of American’s outstanding shares were to be converted into shares of the Company’s capital stock, with the Company being the surviving corporation.  Although the Merger Agreement was executed, certain closing conditions were never satisfied, including the filing of a certificate of merger with the Delaware Secretary of State and as such the merger was never consummated.  The Board of Directors of the Company deemed it in the best interest of the Company and its stockholders to terminate the Merger Agreement and to enter into the transaction described below.

On March 13, 2006, we acquired American Southwest Music Distribution, Inc., a Texas corporation through an Exchange Agreement for 22,500,000 shares of common stock and 23,980 shares of series A convertible preferred stock issued to David Michery and Kent Puckett, the owners of American.  Messrs. Michery and Puckett are currently officers and directors of the Company, positions they have held since October 2004 in connection with our previously entering into the Merger Agreement with American in October 2004 that was subsequently terminated on March 10, 2006, and then replaced by this March 13, 2006 agreement.

The acquisition of American resulted in a change of control of the Company.

Reasons for the Exchange Agreement

Our board of directors considered various factors in approving the exchange agreement, including:

• GL Energy's current lack of operations;

• GL Energy's and American Music's prospects for the future;

• American Music's potential for growth and expansion; and

• The anticipated increase in shareholder value as a result of the Merger.

Our board of directors believes that the acquisition of American Southwest will be in the best interest of our stockholders. Our board of directors analyzed American Southwest's prospects and management experience, and believes that acquiring American Southwest's growth potential by means of an acquisition gives GL Energy a good opportunity to increase our stockholders' value. Our board of directors did not request a fairness opinion in connection with the exchange agreement.

Business Operations Prior to the Exchange Agreement

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

In February 2003, GL Energy formed a new wholly owned subsidiary, GL Gold, Inc. to acquire a permitted gold mine, two un-permitted groups of mining claims, and options to acquire certain mining equipment, located in Oregon. GL Energy didn’t provide the required funding by the required deadline of July 31, 2003, the deal was canceled and GL Gold was liquidated.

In May 2003, GL Energy agreed to acquire Wellstar International Inc.’s sixty percent interest in two mineral claims in Chile and to assume certain joint venture agreements with SEM Mining Corporation S.A. GL Energy was unable to fund the required $20 million and the agreement was terminated in April 2004.

In May 2004 GL Energy attempted to acquire a sixty-five percent interest in High Country Suspension Bridge LLP for $1 million. In July 2004, GL Energy terminated this effort.

GL Energy has not been engaged in any business activities from July 2004 to March 13, 2006, the date of the Exchange Agreement.

On September 30, 2004, Donald Byers resigned as president and director, and Frank Rossi resigned as director.  GL Energy appointed David Michery to the board of directors on October 1, 2004. In addition, David Michery was appointed as Chairman, CEO, and President, and Kent Puckett as CFO, Secretary, and Treasurer.

Business Operations After the Exchange Agreement

On March 13, 2006, GL Energy acquired American Southwest Music Distribution, Inc., a privately held Texas corporation.  Pursuant to the Exchange Agreement, all of American Southwest's outstanding shares were acquired by GL Energy in exchange for shares of GL Energy. GL Energy will change its name to "American Southwest Music Distribution, Inc."  Following the acquisition, GL Energy has agreed to reverse split its common stock by 1 for 35.

American was incorporated in Texas in May 2004.  In July 2004, American acquired the assets of Celestial Breakaway Records’ and Out of Control Records’ music catalog, which consisted of rights to various master recordings previously released commercially. This acquisition provided us the exclusive right to commercially exploit those master recordings worldwide.

American’s business is the production, acquisition, marketing and sale of pre-recorded music. Our pre-recorded music products will include releases of the new musical performances of recording artists, as well as compilations featuring various artists or repackaged releases of previously recorded music from our master music catalog and derived from licenses of music masters from third-parties.

Our expansion and exploitation of the music catalog is an integral part of our business and growth strategy.  American owns a music catalog with 25 album masters, and intends to add to the music catalog through strategic and complementary acquisitions, licensing agreements, and by executing recording agreements with artists, production companies and other record labels with new recordings.

American intends to enter into rights acquisition, licensing, distribution and recording agreements ("Recording Agreements") with artists, third party record labels and production companies ("Labels") to provide us with master recordings that have not been previously released for sale to consumers ("New Masters").  Through each Recording Agreement, we will acquire the worldwide copyright and exclusive right to distribute and license music products derived from the New Masters that will be recorded and produced by the Labels, during the term of the Recording Agreement or any extension thereof.  We will also acquire the exclusive right to record and market all New Masters of the recording artist(s) featured on any and all New Masters recorded by the Labels during the term of the Recording Agreements.  We will also have the right to extend the term of the Recording Agreement through the exercise of multiple options pursuant to the terms of the Recording Agreements.

Most of our Recording Agreements will have an initial term and will usually have up separate, consecutive, irrevocable options, to renew the term for additional periods, at our sole discretion.   As a condition of the initial term, and prior to exercising each option, we will be required to pay recoupable advances to the Label.

Pursuant to each Recording Agreement, each Label will agree to deliver one or more New Masters to us during the term of the Recording Agreement.  Each New Master will be required to contain at least twelve (12) newly recorded compositions of the featured recording artist(s), having an aggregate playing time of no less than forty (40) minutes ("Album”), and must be complete and satisfactory to us, in our managements’ sole discretion.

If an Album is satisfactory to us, we will market and advertise the consumer release of the Album, and after the Label's delivery of an Album to us, we will commercially release the Album in the United States and Canada.  Whether or when an Album is commercially released to consumers is within our sole discretion. The actual amount of money spent marketing an Album will be determined by us.

Depending upon the initial success of any single, we will advance to the Label the costs to film and produce a music video featuring the single song selected by us.  Pursuant to the terms of the Recording Agreement, we have the right to supervise and approve all elements of the music video.  Once an acceptable music video is completed, we will use our efforts and pay third-party promoters to secure airplay of the music video on regional and national music video shows, as part of our marketing of the particular Album.

The marketing expenses we spend on any Album are variable, because the actual amount of expenditures for each Album will depend upon our management’s business judgment and discretion, about the commercial success (or lack thereof) of any Album, or the effectiveness of any Album’s marketing.  At any point, we can elect to continue to or discontinue spending money to market any individual Album.  If the Album realizes commercial success in the United States and Canada, the Album will be released in foreign territories.

Depending upon the terms of each Recording Agreement, we will pay each Label royalties from the net profits we actually receive from the sale of music products delivered during the term of the Recording Agreement.  According to the terms of each Recording Agreement, we will only be required to pay royalties to a Label after we recoup all advances (we make to or on behalf of the Label) from Label’s percentage of net sales of all music products derived from the New Master(s) delivered by the subject Label.

Contracts With Universal Records

Distribution Agreement

On January 25, 2006, we entered into and Exclusive Manufacturing and Distribution Agreement (“Domestic Distribution Agreement”) with Universal Records, a division of UMG Recordings, Inc. (“Universal”). Pursuant to this Agreement, Universal will sell our music products, including compact discs, cassettes, and digital versatile discs (DVD) to consumer mainly through retailers and wholesalers in the United States and Canada.  During the term of the Domestic Distribution Agreement, Universal will be our exclusive manufacturer and distributor, through every distribution channel of recorded music in the United States and Canada.  Universal will also exclusively handle all of our on-line sales during the term of the Domestic Distribution Agreement.

In exchange for its distribution services, through normal retail channels, Universal is entitled to a distribution fee equal to twenty five percent (25%) of our Net Billings.  After the end of the calendar month, where our cumulative Net Billings exceed $8,000,000, Universal’s distribution fee will be twenty two and one half percent (22.5%) of our Net Billings.  After the end of the calendar month, in which our cumulative Net Billings exceeds $15,000,000, Universal’s distribution fee will be twenty percent (20%) of our Net Billings.  According to the Domestic Distribution Agreement, Net Billings means the cumulative wholesale price for sale of our products, less actual returns and credits to customers for such returns for the applicable accounting period.

In consideration for Universal’s services related to sales of our products in the United States and Canada, through channels other than normal retail channels, Universal shall be entitled to a licensing fee equal to fifteen percent (15%) of our Net Licensing Billings.  According to the Domestic Distribution Agreement, Net Licensing Billings mean royalties or flat payments received by Universal, on our behalf, attributed to sales, other than sales through normal retail channels.

            At the end of the month, immediately following our first commercial release of a product pursuant to the Domestic Distribution Agreement, Universal will compute our Total Net Billings from the sale of American’s products, and Universal will compute such Total Net Billings, thereafter, on a calendar monthly basis.  Sixty (60) days, after the close of each such monthly period, Universal will send us an accounting statement covering the Total Net Billings and the Net Proceeds payable to us.  Along with each accounting statement, Universal will pay us the Net Proceeds realized by sales during the particular accounting period, if any, after deducting any taxes that Universal is required to withhold.

Under the terms of the Domestic Distribution Agreement, Total Net Billings means all Net Billings and Net Licensing Billings that Universal receives from the sale and licensing of our products.  Net Proceeds mean Total Net Billings less the following:

•

Universal’s applicable distribution fees and license fees;

•

Reserves held, by Universal, against anticipated returns of our products;

•

Universal’s charges for manufacturing and handling of our products;

•

All Advances, if any, made by Universal on behalf of us;

•

All applicable taxes imposed on Universal directly related to the manufacture and sale of our products;

•

All co-op advertising costs advanced by Universal on our behalf;

•

Universal’s charges for handling returns and refurbishing our products;

•

Credits to Universal’s customers for actual returns of our products;

•

Costs of any special program discounts or price reduction programs; and

•

Any other amounts that Universal is entitled to receive.

To secure our payment of any fees, advances or monies that become due and payable to Universal, pursuant to the Domestic Distribution Agreement, we executed a security agreement, granting Universal a first position security interest in the following collateral:

•

All master recordings contained solely on records actually distributed under the Domestic Distribution Agreement, and all contract rights and licenses relating to the master recordings;

•

All sound recordings contained in the all master recordings contained solely on records actually distributed under the Domestic Distribution Agreement, and all copyrights to such sound recordings;

•

Any derivatives or duplicates of all master recordings contained solely on records actually distributed under the Domestic Distribution Agreement;

•

All proceeds derived from all master recordings contained solely on records actually distributed under the Domestic Distribution Agreement;

•

Any and all monies which become payable to us under the Distribution Agreement;

•

All inventory now owned or hereafter acquired by us and all proceeds of the sale or other disposition of the inventory; and

•

Our names and logos used on records, including trademarks.

In addition to our obligations under the security agreement, David Michery, executed an inducement letter wherein he agreed that his active participation in the performance his duties as an employee is a vital part of the Domestic Distribution Agreement.  In the event of his death or incapacity or in the event that David Michery ceases to be actively engaged in our management, in a controlling capacity, Universal will have the right to terminate the Domestic Distribution Agreement.

In addition to distributing and selling our products, Universal will supervise and advance the costs of all of American’s manufacturing, and will warehouse all of American’s inventory. The Domestic Distribution Agreement became effective January 25, 2006 and will continue until January 25, 2008.  Universal has the right to extend the term of the Domestic Distribution Agreement for an additional two years, until January 25, 2010.

For each separate title of music products released, our management, along with Universal shall determine the applicable wholesale price per unit.

Under the Distribution Agreement, we are responsible for all recording costs and rights acquisition costs in securing all intellectual property rights and licenses necessary to allow us to sell records.  We will be responsible for paying all marketing and promotion costs for each Album title that it releases commercially, and will be responsible to pay artist royalties and royalties related to all licenses related to the exploitation of the Album and its content.

Upstream Agreement

On January 25, 2006, we entered into another agreement with Universal, pursuant to which we granted Universal the right to enter into exclusive recording services contracts with recording artists that have recording contracts with us, and whose performances are featured on Albums, distributed by Universal, on our behalf, that achieve sales in the United States equal to or in excess of 25,000 units (as reported by Soundscan) (“Upstream Agreement”).

Under the Upstream Agreement, Universal may exercise its rights to any recording artist, under contract with us, by providing us with written notice, at any time after we deliver an Album featuring the performances of the subject Artist, and ending on the date that Universal releases the Album to retail; or at any time during the period commencing on the date after the Album has been commercially released in the United States and has achieved sales in the United States equal to or in excess of twenty five thousand (25,000) units (as reported by Soundscan), and ending on the date such Album has achieved sales in the United States equal to fifty thousand (50,000) units. If, however, Universal does not exercise its rights under the Upstream Agreement for a particular Artist with sales exceeding 50,000, we have an obligation to provide Universal with written notice that an Artist reached such sales levels, and Universal will have an additional thirty (30) days to exercise its right to the particular recording artist.

If Universal exercises its rights under the Upstream Agreement, we will enter into to a contract to provide the exclusive recording services of the selected Artist to Universal.  Pursuant to the recording agreement and the Upstream Agreement, we will grant to Universal a fifty percent (50%) ownership interest in and to all Albums and related materials, relating to the selected artist, that exist prior to Universal’s exercise of its rights.  Although we will retain an ownership interest in the such Masters, we lose our right to sell, transfer, grant, convey, assign, mortgage, pledge, hypothecate, or otherwise dispose of, or create any liens, encumbrances or security interests on any nature in respect to our rights to the existing master that become subject to Upstream Agreement.

On the first full calendar month following the date that Universal exercises its rights under the Upstream Agreement, if the sum of the advances, recording costs, marketing costs and promotion costs actually expended by us, on any existing Album that becomes subject to the Upstream Agreement, exceeds the total Net Proceeds credited to us in connection with the sale of such Album, Universal will pay us, as an advance against our future Net Profits under the recording agreement and the Upstream Agreement, fifty percent (50%) of our actual expenditures.

From the date that Universal receives its rights to any existing Album, Universal becomes, solely responsible for paying all artist royalties, third-party licensing fees and royalties, marketing, promotion and advertising costs related to the existing Album.

Under the Upstream Agreement, Universal grants us a fifty percent (50%) ownership interest in the copyright of each master subsequently recorded by the selected Artist, under the recording contract with Universal.  Universal, however, has the exclusive and unlimited right to sell or license such masters, and we will not have the right to sell, transfer, grant, convey, assign, mortgage, pledge, hypothecate, or otherwise dispose of, or create any liens, encumbrances or security interests on any nature in respect to our rights to such masters.

For all subsequently recorded masters, Universal will be responsible for paying all recording costs and rights acquisition costs in securing all intellectual property rights and licenses necessary to allow Universal to sell Albums.  Universal will, also, be responsible for paying all marketing and promotion costs for each Album title that it releases commercially, and will be responsible to pay artist royalties and royalties related to all licenses related to the exploitation of the Album and its content. According to the Upstream Agreement, Universal shall pay all advances, royalties and other monies payable directly to the particular Artist.

In consideration for the rights granted to Universal, under the Upstream Agreement, Universal agrees to pay us fifty percent (50%) of Universal’s Net Profits earned from the sale or other exploitation of any and all of the masters and Albums that are subject to the Upstream Agreement.  According to the Upstream Agreement, Net Profits mean the amount equal to Gross Revenues less the Deductions.

Under the Upstream Agreement, Gross Revenue includes:

•

All monies actually received or credited to Universal from the sale of records in the United States minus reasonable reserves anticipated returns, actual returns and credits for returns, price discounts, and a distribution fee equal to twenty-five (25%) of United States Net Sales;

•

One hundred percent (100%) of Universal’s Net Receipts in respect to licenses;

•

Royalties of calculated at a basic rate of nineteen percent (19%) of the applicable Royalty Base Price for records sold through normal retail channels outside the United States by Universal’s direct and immediate principal foreign licensees; and

•

Fifty percent (50%) net receipts received by Universal, with respect to licenses of masters outside the United States on flat-fee or other royalty basis.

Deductions are:

•

A reserve for all reasonably anticipated future costs in connection with the particular Artist and/or masters recorded under the contract for anticipated marketing and promotions costs, recording costs, and music video costs; and

•

All direct costs and expenses incurred by Universal.

Under the Upstream Agreement, Universal will prepare accounting statements for us on a semi-annual basis.  On or before each September 30, or March 31, Universal will send such accounting statements to us for the semi-annual accounting period ending the immediately preceding June 30th or December 31st, and will send American the amount of our share of any Net Profits, if any are then due and payable.

Foreign License Agreement

On January 25, 2006, we entered into the Exclusive Foreign License Agreement (“Foreign License Agreement”) with Universal.  The term of the Foreign License Agreement runs simultaneously with the term of the Domestic Distribution Agreement.  During the term of the Foreign License Agreement, Universal has the exclusive right to sell, license or otherwise exploit records and videos that its distributes under the Domestic Distribution Agreement through the rest of the Universe, excluding the United States.

In consideration of the rights granted, Universal agrees to pay us royalties on Net Sales.  Under the Foreign License Agreement, Universal will prepare accounting statements for us on a semi-annual basis.  On or before each September 30, or March 31, Universal will send such accounting statements to American for the semi-annual accounting period ending the immediately preceding June 30th or December 31st, and will send us the amount of our Royalties, if any, that are then due and payable.

Competition

The entertainment and recorded music industry is highly competitive.  We face competition, from many other record companies, and from entertainment companies from other sectors of the entertainment industry (film and video games) for consumer household discretionary purchases of entertainment products.  Record companies also compete for talented artists, producers and songwriters.  Although there are many independent record labels, similar to American, three major record companies (BMG/Sony, Warner Music and Universal) currently control the distribution and market for pre-recorded music in the United States and around the world.  Many of these record companies have significantly longer operating histories, greater financial resources, assets and larger music catalogs, and larger staffs than us.  Our ability to compete in this industry depends on many factors, including but not limited to:

•

Our management’s and employees’ creativity, skills and relationships with artists, promoters, radio stations, distributors and retailers;

•

Our ability to sign Recording Agreements to secure new artists and Masters, and to expansion its music catalog;

•

Our ability to effectively market and sell its music products; and

•

Our ability to establish, and maintain a reputation for commercially releasing high quality music products.

Risk Factors

Our shares are speculative and involve a high degree of risk, including, but not necessarily limited to, the several factors described below. Each prospective investor should carefully consider the following risk factors inherent in and affecting the proposed business of, together with all of the other information included or incorporated by reference into this document, before you decide whether to purchase shares of our common stock.

Risks Associated with our Business

We are a development stage company, and we have no significant operating history.

We are a development stage company that has not had operations for many years.  Our plans and businesses are “proposed” and “intended” but we may not be able to successfully implement them. Our primary business is the production, acquisition, marketing and sale of pre-recorded music.  However, we have not yet released a music product and have not earned any revenues and have incurred losses since our incorporation.  To date, American’s management’s efforts have been limited to organizational activities, business planning and seeking initial funding.  We currently lack sufficient capital to generate revenue or operate our business in a profitable manner. As a development stage company, our prospects are subject to all the risks and uncertainties frequently encountered by companies in the music industry.  In addition, we are subject to all of the risks, uncertainties, expenses, delays, problems, and difficulties typically encountered in the establishment of a new business.  We expect that unanticipated expenses, problems, and technical difficulties will occur and that they will result in material delays in the development of our business.  We may not obtain sufficient capital or achieve a significant level of operations and, even if we do, we may not be able to conduct such operations on a profitable basis.

We have limited financial resources which if not corrected will prevent and inhibit our ability to implement its business plan.

We have limited financial resources and have not generated any revenues to date. We cannot achieve revenues until we release and market new records from our catalog or from new musical performances of recording artists pursuant to Recording Contracts with those recording artists, their production companies or record labels. To secure new Recording Contracts requires us to pay substantial advances to the recording artists, their production companies or record labels. Prior to and concurrent with any commercial release of a new music product requires us to pay substantial marketing costs and consultant fees related to the marketing of the product.  To begin generating revenues, we must have substantial funding.  There can be no assurance that we will raise sufficient funds to release its music products, and therefore no assurances that we will receive any revenues from its operation, nor operate on a profitable basis.

We may not be able to find music products with mass consumer acceptance and we cannot predict sales revenues from the release of music products.

Although we will attempt to locate and secure Recording Agreements with record labels, production companies, producers, and recording artists, the record industry is very competitive, there is no assurance that we will secure contracts with talented record labels, production companies, producers, and recording artists.  Although we may secure Recording Agreements, the music products derived from the master recordings delivered pursuant to those Recording Agreements and the compilation albums derived from American’s music catalog may not receive mass consumer appeal and may not generate significant sales revenues despite our marketing efforts and expenditures.  The sale of recorded music products to consumers is entirely speculative, and there is no way to assure the amount of music products that will be sold from any of our commercial releases of its music products.

We may not be able to obtain sufficient capital to implement our business plan.

To successfully implement our business plan, we need access to capital. Our ability to implement our business plan will be limited unless we are able to obtain capital through additional debt or equity financing. We cannot assure that such debt or equity financing will be obtained or that, if obtained, such financing will be on terms that are favorable to us or sufficient for our needs. If we are unable to obtain sufficient financing, we may be unable to fully implement our business plan, and we may be required to limit or discontinue our operations.

Acquisitions involve risks that could cause our actual growth to differ from our expectations and lower the market price for our common stock

While we are not currently a party to any agreements regarding any material acquisitions, we expect to continue to seek to acquire master recordings, music publishing rights and other record companies. Acquisitions involve risks that could cause our actual growth to differ from our expectations. For example:

•

We may not be successful in identifying attractive acquisitions. We compete with other companies to acquire master recordings, music publishing rights and other record companies. We expect that this competition will continue, which may inhibit our ability to complete suitable acquisitions on favorable terms.

•

We may be unable to successfully integrate acquired businesses and realize anticipated economic, operational and other benefits in a timely manner. If we are unable to successfully integrate acquired businesses, product lines and personnel, we may incur substantial costs and delays or other operational, technical or financial problems. In addition, efforts to integrate or failure to successfully integrate acquisitions may divert management's attention from our existing business and may damage our relationships with our key employees and customers.

The recorded music industry is highly competitive, and we cannot assure the success of our individual products, or the overall success of our business plan.

The recorded music industry is highly competitive. We face competition for discretionary consumer purchases of our products from other record companies and other entertainment companies, such as film and video companies.  Many of these competitors have greater financial and other resources, larger development staffs, and more effective marketing organizations than we do.  In the United States three record companies control eighty percent (80%) of record sales: Warner Music Group, Universal Music Group, and Sony Music Entertainment/BMG. Independent record companies generate the balance of record sales. Our ability to compete in this market depends largely on:

•

The skill and creativity of our employees and their relationships with artists;

•

Our ability to sign new and established artists and songwriters;

•

The expansion and utilization of our music catalog;

•

The acquisition of licenses to enable us to create compilation packages;

•

The effective and efficient distribution our products; and

•

Our ability to build and maintain a reputation for producing, licensing, acquiring, marketing and distributing high quality music.

Since we are in a creative industry, we may not be able to generate sufficient revenues from successful releases to exceed the costs of unsuccessful product releases.

The recorded music industry, like other creative industries, involves a substantial degree of risk. Each recording is an individual artistic work, and its commercial success is primarily determined by consumer taste, which is unpredictable and constantly changing. As a result, we cannot assure the financial success of any particular release, the timing of success or the popularity of any particular artist. We may be unable to generate sufficient revenues from successful releases to cover the costs of unsuccessful releases.

Delays in the delivery of new master records by third-party labels could materially adversely affect our business, financial results, and operating results.

The timing of releases of New Records may materially affect our business, financial condition and results of operations. To secure New Records for release and sale to consumers, we will enter into Distribution Agreements with third party Labels. Pursuant to these Distribution Agreements, the third party Labels agree to deliver to us commercially satisfactory master recordings that have not been previously released for sale to consumers. Our results of operations are subject to seasonal variations. In particular, our revenues and operating income are affected by end-of-the-year holiday sales. In accordance with industry practice, we record revenues for music products when the products are shipped to retailers. In anticipation of holiday sales, retailers purchase products from us prior to December. As a result, our revenues and operating income typically decline during December, January and February. If releases planned for the peak holiday season are delayed, our business, financial results and operating results could be materially adversely affected.

If we experience higher than expected returns, our financial condition could be materially and adversely affected.

Our products are sold on a returnable basis, which is standard music industry practice. We set reserves for future returns of products estimated based on return policies and experience. We expect that our actual return experience will be within standard industry parameters. However, we may experience an increase in returns over our established reserves. If this occurs our business, results of operations and financial condition could be materially and adversely affected.

Losses of Key Personnel could materially and adversely affect our business, financial condition or results of operations.

Our success depends largely on the skills, experience and efforts of our executive officers and key employees, especially our Chairman and Chief Executive Officer, David Michery. The loss of the services of Mr. Michery or other members of our senior management, could materially adversely affect our business, financial condition or results of operations. In addition, in large part, our success will depend on our ability to attract and retain qualified management, marketing and sales personnel. We experience competition for qualified personnel with other companies and organizations. Our inability to hire or retain qualified personnel could have a material adverse effect on our business, financial condition or results of operations.

We may not manage our growth properly.

We intend to grow in the future, and our growth presents numerous challenges and places significant additional pressure on our managerial, financial and other resources.   To manage such growth it is necessary that we continue to implement and improve our operating systems, attract and train more qualified personnel, integrate acquired businesses and products, and expand our facilities.  If we fail to effectively manage our growth, our business, operating results or financial condition could be materially adversely affected.

Our operations are seasonal.

Our results of operations are subject to seasonal variations.  In particular, our revenues and operating income are affected by end-of-the-year holiday sales.  In accordance with industry practice, we record revenues for music products when the products are shipped to retailers.  In anticipation of holiday sales, retailers purchase products from us prior to December.  As a result, our revenues and operating income typically decline during December, January and February.  In addition, timing of a new release may materially affect our business, financial condition and results of operations.  For example, if releases planned for the peak holiday season are delayed, our business, financial results and operating results could be materially adversely affected.

We are dependent on third parties for certain licensing rights.

We license the rights to numerous master recordings and compositions from third parties for recording and re-recording of music to produce compilations and to expand of our catalog.  We also seek to license the rights to our master recordings and compositions to third parties for use in albums for a royalty or a flat fee.  These cross-licensing arrangements are generally made possible by existing industry practices based on reciprocity.  If these practices change, we cannot assure that we will be able to obtain licenses from third parties on satisfactory terms, or at all, and our business, financial condition and operating results, particularly with respect to compilation products, could be materially and adversely affected.

If David Michery dies or becomes incapacitated or in the event that he ceases to be actively engaged in management, in a controlling capacity, Universal will have the right to terminate the Domestic Distribution Agreement.

Our Exclusive Manufacturing and Distribution Agreement with Universal is a material contract to our current and future operations (see “Business – Contracts with Universal”).  Pursuant to the terms of the Domestic Distribution Agreement, David Michery’s active and full time participation in our business affairs is required. In the event of his death or incapacity or in the event that he ceases, for whatever reason to be actively engaged in our management in a controlling capacity, Universal has the right, without liability of any kind to us whatsoever, to terminate the Domestic Distribution Agreement.  Currently, this is our only agreement in place, and its termination would have a material effect on our business, financial condition and operating results.

Risks Associated with Investing in our Common Stock

There is a limited trading market for our common stock.

Our common stock is traded on the OTC Bulletin board under the symbol “GEEX.OB.”  There has been virtually no trading activity in our stock recently, and when it has traded, the price has fluctuated widely.  We consider our common stock to be “thinly traded” and any last reported sale prices may not be a true market-based valuation of the common stock.  A consistently active trading market for our stock may not develop at any time in the future.  Stockholders may experience difficulty selling their shares if they choose to do so because of the illiquid market and limited public float for our stock.  It is possible that even a limited public market for our common stock will not be sustained after the date of this annual report or at a time at which you may desire to sell your shares.

The volatility of our stock price affect our may adversely affect the market price for our common stock.

The market price of our common stock has historically been volatile. We believe the market price of the common stock could continue to fluctuate substantially, based on a variety of factors, including quarterly fluctuations in results of operations, timing of product releases, announcements of new products and acquisitions or acquisitions by our competitors, changes in earnings estimates by research analysts, and changes in accounting treatments or principles. The market price of our common stock may be affected by our ability to meet or exceed analysts' or "street" expectations, and any failure to meet or exceed such expectations could have a material adverse effect on the market price of our common stock. Furthermore, stock prices for many companies, particularly entertainment companies, fluctuate widely for reasons that may be unrelated to their operating results. These fluctuations and general economic, political and market conditions, such as recessions or international currency fluctuations and demand for our products, may adversely affect the market price of our common stock.

Our common stock is considered to be a “penny stock” and, as such, the market for our common stock may be further limited by certain SEC rules applicable to penny stocks.

As long as the price of our common stock remains below $5.00 per share or we have net tangible assets of $2,000,000 or less, our shares of common stock are likely to be subject to certain “penny stock” rules promulgated by the SEC.  Those rules impose certain sales practice requirements on brokers who sell penny stock to persons other than established customers and accredited investors (generally institutions with assets in excess of $5,000,000 or individuals with net worth in excess of $1,000,000).  For transactions covered by the penny stock rules, the broker must make a special suitability determination for the purchaser and receive the purchaser’s written consent to the transaction prior to the sale.  Furthermore, the penny stock rules generally require, among other things, that brokers engaged in secondary trading of penny stocks provide customers with written disclosure documents, monthly statements of the market value of penny stocks, disclosure of the bid and asked prices and disclosure of the compensation to the brokerage firm and disclosure of the sales person working for the brokerage firm.  These rules and regulations make it more difficult for brokers to sell our shares of our common stock and limit the liquidity of our securities.

We do not expect to pay dividends for the foreseeable future.

For the foreseeable future, it is anticipated that earnings, if any, that may be generated from our operations will be used to finance our operations and that cash dividends will not be paid to holders of our common stock.

Any projections used in this report may not be accurate.

Any and all projections and estimates contained in this report or otherwise prepared by us are based on information and assumptions which management believes to be accurate; however, they are mere projections and no assurance can be given that actual performance will match or approximate the projections.

Because stock ownership is concentrated, you and other investors will have minimal influence on stockholders’ decisions.

Assuming that issued and outstanding warrants and options for our common stock have not been exercised, our executive officers and/or their affiliated companies directly or beneficially own approximately 94% of our outstanding common stock (on a fully converted basis) as of March, 2006.  As a result our executive officers may be able to significantly influence the management of the company and all matters requiring stockholder approval, including the election of directors.  Such concentration of ownership may also have the effect of delaying or preventing a change in control of our company.

Our directors and executive officers control the company.

Our directors, executive officers and/or their affiliated companies directly or beneficially own approximately 94% of our outstanding common stock (on a fully converted basis).  Accordingly, these persons, as a group, may be able to exert significant influence over the direction of our affairs and business, including any determination with respect to our acquisition or disposition of assets, future issuances of common stock or other securities, and the election of directors.  Such a concentration of ownership may also have the effect of delaying, deferring, or preventing a change in control of the company.

Substantial sales of our stock may impact the market price of our common stock.

Future sales of substantial amounts of our common stock, including shares that we may issue upon exercise of options and warrants, could adversely affect the market price of our common stock.  Further, if we raise additional funds through the issuance of common stock or securities convertible into or exercisable for common stock, the percentage ownership of our stockholders will be reduced and the price of our common stock may fall.

Issuing preferred stock with rights senior to those of our common stock could adversely affect holders of common stock.

Our charter documents give our board of directors the authority to issue series of preferred stock without a vote or action by our stockholders.  The board also has the authority to determine the terms of preferred stock, including price, preferences and voting rights.  The rights granted to holders of preferred stock may adversely affect the rights of holders of our common stock.  For example, a series of preferred stock may be granted the right to receive a liquidation preference – a pre-set distribution in the event of a liquidation – that would reduce the amount available for distribution to holders of common stock.  In addition, the issuance of preferred stock could make it more difficult for a third party to acquire a majority of our outstanding voting stock.  As a result, common stockholders could be prevented from participating in transactions that would offer an optimal price for their shares.

ITEM 2. DESCRIPTION OF PROPERTY

Our executive office is located at 8721 Sunset Blvd., Penthouse 7, West Hollywood, California 90069, telephone (310) 659-8770.  We have a two-year lease that began on November 2005 and expires on October 31, 2007 for which we pay $1,685/month. Other than the office in West Hollywood, California, we do not currently maintain any other office facilities.  We plan to open an office in Houston, Texas in the next 12 months.  We believe there is an adequate supply of suitable office space for lease on terms acceptable to us.

Employees/Directors

As of March 13, 2006, we currently have 7 employees, and 6 are full-time.  None of our employees are represented by a labor union and we have not entered into a collective bargaining agreement with any union.  We have not experienced any work stoppages and consider our relations with our employees to be good.

ITEM 3. LEGAL PROCEEDINGS

In May 2005, Vestcom, Ltd. filed suit against us, our officers, and several other unrelated companies including AMC American Music Corporation.  The lawsuit arose from a loan made by Vestcom on or about July 3, 2003 in the amount of $500,000 to AMC American Music Corporation.  Vestcom alleges that AMC American Music Corporation fraudulently transferred its assets (“Subject Assets”) to Celestial Breakaway Records, which is owned and controlled by our President, David Michery, and/or us.  We contend that none of its assets belonged previously to AMC American Music Corporation.

Vestcom, Ltd. is seeking not less than $1.2 million from all the defendants including us, to be awarded ownership of all Subject Assets, punitive damages, and other remuneration.  We and our counsel strongly feel that Vestcom’s claims against us have no merit, the likelihood of an unfavorable outcome is very low, and is prepared to vigorously defend the matter.  However, we are in the process of negotiating a possible settlement with Vestcom, Ltd. and will consider the merits of an out-of-court settlement.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

We have not submitted any matters for a vote by security holders for the period ended December 31, 2005.

On March 10, 2006, our board of directors has approved, subject to stockholder approval, an amendment to our certificate of incorporation to provide for: (i) a 1-for-35 reverse split of our outstanding common stock; and (ii) changing our name to “American Southwest Music Distribution.”

On March 10, 2006, we filed a certificate of designation setting forth the rights, preferences, privileges and limitations of the holders of our series A preferred stock.

PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

We are authorized to issue 100,000,000 shares of common stock, par value $0.001 per share, and 5,000,000 shares of preferred stock, par value $0.001 per share. As of March 13, 2006, we had 59,882,042 shares of common stock and 23,988 shares of series A preferred stock outstanding.

The following summary of certain provisions of our common stock, preferred stock, certificate of incorporation and by-laws is not intended to be complete. It is qualified by reference to the provisions of applicable law and to our certificate of incorporation and by-laws.

Common Stock

Holders of common stock are entitled to one vote for each share held on all matters submitted to a vote of stockholders and do not have cumulative voting rights. Accordingly, holders of a majority of the shares of common stock entitled to vote in any election of directors may elect all of the directors standing for election. Holders of common stock are entitled to receive proportionately any dividends as may be declared by our board of directors, subject to any preferential dividend rights of outstanding preferred stock. Pursuant to the certificate of designation relating to the series A preferred stock, we are prohibited from paying dividends on our common stock prior to payment to holders of series A preferred stock. Upon our liquidation, dissolution or winding up, the holders of common stock are entitled to receive proportionately our net assets available after the payment of all debts and other liabilities and subject to the prior rights of any outstanding preferred stock. Holders of common stock have no preemptive, subscription, redemption or conversion rights. Our outstanding shares of common stock are fully paid and non-assessable. The rights, preferences and privileges of holders of common stock are subject to, and may be adversely affected by, the rights of the holders of shares of any series of preferred stock that we may designate and issue in the future.

Preferred Stock

Our certificate of incorporation gives our board of directors the power to issue shares of preferred stock in one or more series without stockholder approval. Our board of directors has the discretion to determine the rights, preferences, privileges and restrictions, including voting rights, dividend rights, conversion rights, redemption privileges and liquidation preferences, of each series of preferred stock. The purpose of authorizing our board of directors to issue preferred stock and determine its rights and preferences is to eliminate delays associated with a stockholder vote on specific issuances. The issuance of preferred stock, while providing desirable flexibility in connection with possible acquisitions and other corporate purposes, could have the effect of making it more difficult for a third party to acquire, or could discourage a third party from acquiring, a majority of our outstanding voting stock. Except for the series A preferred stock, we have no present plans to issue any shares of preferred stock.

Series A Preferred Stock

23,980 shares of our preferred stock have been designated as series A preferred stock. As of March 13, 2006, we had outstanding 23,980 shares of series A preferred stock. Each share of series A preferred stock has a stated value of $1,000, which is convertible into our common stock at a fixed conversion price equal to $0.04 per share.

The number of shares of common stock issuable upon conversion is subject to adjustment for stock splits, recapitalizations or other dilutive transactions, as well as issuances of common stock at a price below the conversion price in effect, or the issuance of warrants, options, rights, or convertible securities which have an exercise price or conversion price less than the conversion price then in effect.

The 23,980 shares of series A preferred stock outstanding will convert automatically into common stock at the applicable conversion price then in effect on the day immediately preceding the effective date of a 1-for-35 reverse split of our common stock, which reverse split has been approved by our board of directors and is authorized for submission to our stockholders at the next annual or special meeting.

Upon any sale of all or substantially all our assets, or a recapitalization, reorganization, reclassification, consolidation or merger with or into another company in which we are not the surviving entity, we will obtain from the acquiring person or entity a written agreement whereby the other corporation will assume all of our obligations under the series A preferred stock.

The holders of the series A preferred stock are entitled to receive non-cumulative dividends, when and as declared, in preference to any dividends on our common stock, at a rate equal to six percent (6%) per annum based on the stated value. The holders of the series A preferred stock is entitled to vote with the holders of common stock on an as converted basis and as provided by law.

In the event of any voluntary or involuntary liquidation, dissolution or winding up, the holders of the series A preferred stock are entitled to receive in cash out of our assets, whether from capital or from earnings available for distribution to our stockholders, before any amount shall be paid to any class junior in rank to the series A preferred stock, an amount per share of series A preferred stock equal to $1,000 plus any accrued and unpaid dividends.

MARKET FOR COMMON STOCK

The common stock is traded in the over-the-counter market and quoted on the OTC EBB under the symbol "GEEX" and quoted in the pink sheets published by the National Quotations Bureau.

Our common shares are designated as “penny stock” and thus may be more illiquid.  The SEC has adopted rules (Rules 15g-2 through l5g-6 of the Exchange Act), which regulate broker-dealer practices in connection with transactions in “penny stocks.”  Penny stocks generally are any non-NASDAQ equity securities with a price of less than $5.00, subject to certain exceptions.  The penny stock rules require a broker-dealer to deliver a standardized risk disclosure document prepared by the SEC, to provide the customer with current bid and offer quotations for the penny stock, the compensation of the broker-dealer and its salesperson in the transaction, monthly account statements showing the market value of each penny stock held in the customers account, to make a special written determination that the penny stock is a suitable investment for the purchaser and receive the purchaser’s written agreement to the transaction.  These disclosure requirements may have the effect of reducing the level of trading activity, if any, in the secondary market for a stock that is subject to the penny stock rules.  Since our common shares are subject to the penny stock rules, persons holding or receiving such shares may find it more difficult to sell their shares.  The market liquidity for the shares could be severely and adversely affected by limiting the ability of broker-dealers to sell the shares and the ability of shareholders to sell their stock in any secondary market.

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

January 1, 2005 to December 31, 2005

High Close

Low Close

First quarter

$0.035

$0.013

Second quarter

0.020

0.002

Third quarter

0.015

0.007

Fourth quarter

0.080

0.009

January 1, 2004 to December 31, 2004

High Bid

Low Bid

First quarter

$  0.16

$  0.03

Second quarter

0.05

0.04

Third quarter

0.05

0.04

Fourth quarter

0.04

0.14

As of March 13, 2006, there were approximately 1,400 record holders of our common stock.

We have not paid any dividends to date. We can make no assurance that our proposed operations will result in sufficient revenues to enable profitable operations or to generate positive cash flow. For the foreseeable future, we anticipate that we will use any funds available to finance the growth of our operations and retire debt. The payment of dividends, if any, in the future is within the discretion of the Board of Directors and will depend on our earnings, capital requirements, restrictions imposed by lenders and financial condition and other relevant factors.

Securities Authorized for Issuance Under Equity Compensation Plans.  The following provides information concerning compensation plans under which our equity securities are authorized for issuance as of December 31, 2005:

	(a)	(b)	(c)
Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Equity compensation plans approved by security holders(1)	--	$--	110,000(1)
Equity compensation plans not approved by security holders (2)(3)	--	--	10,000,000(2) 32,000,000(3)
Total	--	$--	42,110,000

(1) On April 23, 2003, a majority of the stockholders of the Company approved a performance equity plan for 10,000,000 shares of Common Stock ("2003 Performance Equity Plan").  The rights of the common stock were not changed.  We intend to issue the shares of common stock from time to time as determined by the board of directors to directors, employees, consultants and others.  The board  of  directors  of  the  Company  believes  the  2003  Plan  will  provide flexibility  in  structuring  compensation  arrangements  and  provide an equity incentive for  employees and others who are awarded shares under the 2003 Plan. The shares under an award may be issued at less than market price at the discretion of the board of directors.  None of the awards as provided under the 2003 Plan are allocated to any particular person or class of persons among those eligible to receive awards.  As of December 31, 2005 we have issued a total of 9,890,000 shares of common stock to various consultants under the Plan.

(2) On February 27, 2004, the board of directors of the Company (and approved by a majority of the Company’s stockholders in March 2004) approved a performance equity plan for 10,000,000 shares of common stock.  The rights of the common stock were not changed. The purpose of the GL Energy and Exploration,  Inc. 2004 Equity  Performance  Plan is to enable the  Company  to offer to its  employees, officers,  directors  and  consultants  whose  past,  present  and/or  potential contributions  to the  Company  and  its  Subsidiaries  have  been,  or  will be important  to the  success  of the  Company.  The various types of long-term incentive awards that may be provided under the Plan will enable the Company to respond to changes in compensation practices, tax laws, accounting regulations and the size and diversity of its business.  As of December 31, 2004, no shares have been issued under this plan.

(3) On October 7, 2004, the board of directors of the Company approved the 2004 Stock Incentive Plan for 35,000,000 shares of Common Stock.  The rights of the common stock were not changed.  The purpose of the Plan is to encourage and enable officers, directors, and employees of GL Energy and Exploration, Inc. and its Subsidiaries and other persons to acquire a proprietary interest in the Company.  It is anticipated  that  providing  such  persons  with a  direct  stake in the Company's  welfare will assure a closer  identification  of their interests with those of the Company and its shareholders,  thereby stimulating their efforts on the Company's behalf and strengthening their desire to remain with the Company.  As of March 2006, GL Energy has issued a total of 4,500,000 shares of common stock to various consultants and employees.

RECENT SALES OF UNREGISTERED SECURITIES

Pursuant to the Exchange Agreement, in March 2006 GL Energy issued 22,500,000 shares of our common stock and 23,980 shares of our series A preferred stock to David Michery and Kent Puckett, the sole stockholders of American, in exchange for all of the American stock held by them.  This issuance was exempt under Section 4(2) of the Securities Act of 1933, as amended.

During the year ending December 31, 2004, GL Energy issued 2,900,000 shares of common stock for as compensatory stock grants.  The Company’s board valued the common stock at $0.079 for a total value of $229,001.  These issuances were exempt under Section 4(2) of the Securities Act of 1933, as amended.

On September 23, 2004, American issued 0% promissory notes to a single accredited investor in the amount of $175,000.  These notes are, at the option of the holder, convertible into shares of our common stock at market value.  The maturity date of the notes was March 23, 2005.  Upon default, the notes bear interest at 10%.  The notes are currently in default.

In August 2004, American issued 3,746 shares of common stock to David Michery and Kent Puckett as consideration for our purchase of all of the assets of Celestial Breakaway Records, a company owned solely by Messrs. Michery and Puckett.  Our board of directors valued these assets at $3,746,000.  This issuance was exempt under Section 4(2) of the Securities Act of 1933, as amended.

In August 2004, American issued 470 shares of common stock to David Michery as consideration for our purchase of all of the assets of Out of Control Records, a company owned by Messrs. Michery and Puckett. Our board of directors valued these assets at $470,000. This issuance was exempt under Section 4(2) of the Securities Act of 1933, as amended.

In August 2004, American issued 76 shares of common stock to Mr. Michery in exchange for certain furniture, fixtures and equipment contributed to us by Mr. Michery. This issuance was exempt under Section 4(2) of the Securities Act of 1933, as amended.

In August 2004, American issued 2 shares of common stock to Mr. Michery for a cash purchase price of $2,000.  This issuance was exempt under Section 4(2) of the Securities Act of 1933, as amended.

From February through September 30, 2004, GL Energy issued 538,401 shares of common stock to 25 non-U.S. investors in a private placement for an aggregate purchase price of $110,428.  These issuances were exempt under Regulation S of the Securities Act of 1933, as amended.  GL Energy also issued a total of 1,370,000 shares of stock through December 31, 2004 as compensatory stock grants to 2 consultants. The Company’s board valued the common stock at $.098 for a total value of $134,300.  This issuance was exempt under Section 4(2) of the Securities Act of 1933, as amended.

During the year ending December 31, 2003, GL Energy issued 8,490,000 shares of common stock for services valued at $1,896,600 and issued 20,000,000 shares for an investment in a joint venture valued at $20,000.  These issuances were exempt under Section 4(2) of the Securities Act of 1933, as amended.

In June 2003,  GL Energy  issued  20,000,000  shares of common  stock  valued at $20,000 to two directors  for an  investment  in a mining claim in Chile.  These shares were issued to two individuals, as follows: Donald Byers - 17,500,000 and Arthur Lang - 2,500,000.  These issuances were exempt under Section 4(2) of the Securities Act of 1933, as amended.

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

The risks identified here are not all inclusive (See “Risk Factors”). New risk factors emerge from time to time and it is not possible for management to predict all of such risk factors, nor can it assess the impact of all such risk factors on the Company's business or the extent to which any factor or combination of factors may cause actual results to differ materially from those contained in any forward-looking statements. Accordingly, forward-looking statements should not be relied upon as a prediction of actual results. Actual results may differ materially from historical earnings and those presently anticipated or projected. We have no obligation to publicly release the result of any revisions that may be made to any forward-looking statements to reflect anticipated events or circumstances occurring after the date of such statements.

The financial information set forth in the following discussion should be read with the financial statements of GL Energy and Exploration included elsewhere herein.

Financial Condition and Changes in Financial Condition

Overall Operating Results:

We had no revenues for the year ended December 31, 2005 or since our inception.

We incurred $82,378 in operating expenses during 2005. We incurred $47,119 in legal and accounting fees. These fees were incurred for in part for the terminated merger agreement with American Southwest, litigation and for SEC compliance requirements. Stock Transfer agent expenses totaled $12,227. Rent expense for the year was $18,593. The remaining expenses were incurred for general business purposes.

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

We have also relied on loans from shareholders to fund operations. In conjunction with the asset acquisition agreement we transferred GL Gold to shareholders as repayment on loans that they had made to the company. In addition, Donald Byers, a majority shareholder, and two other shareholders have loaned the company $150,752 as of December 31, 2005 to fund the remaining amounts due under the transfer of GL Gold and to fund our business operations. The accrued interest on these loans totaled $29,190 as of December 31, 2005. These loans bear 10% interest and will be repaid upon the company receiving funding. In addition, we have accounts payable to Mr. Byers totaling $67,089 at December 31, 2005.

GL Energy currently has a working capital deficit and no operating cash with which we can fund our future operations.

Plan of Operation

During the next twelve months of operations, we plan to carry out our plan of operation as described herein.  Our management is currently seeking to execute several recording agreements with various production companies, labels and artists. There is no assurance as to when or whether we will locate suitable production companies, labels and artist or suitable master recordings.  Also, there are not assurances that we will have sufficient capital to secure the rights under any Recording Agreement negotiated.

On January 25, 2006, we entered into an Exclusive Manufacturing and Distribution Agreement, Upstream Agreement and Exclusive Foreign License Agreement with Universal Records, a division of UMG Recordings, Inc.

Our management plans to select masters from its catalog for commercial release in 2006, and seeking third-party licensing agreements to be included in the proposed compilation Albums derived from its catalog.

In the second calendar quarter of 2006, we plan to begin marketing the release of new Albums it intends to commercially release in the third and fourth calendar quarters of 2006. During the remainder of 2006 to mid-November 2006, we plan to release nine (9) separate Albums.

In the next 12 months, we plan to hire up 5 additional employees.

American has a working capital deficit and only a minimum amount of operating cash with which to fund our future operations.  We must obtain adequate funding in order to fulfill our obligations under any recording agreement that we intend to execute, and adequate funding to market and advertise any of music products that we intend to release.  If we do not receive adequate funding, our management must either discontinue or substantially scale back our planned operations.

We intend to seek either debt or equity capital or both. As of the date of this report, we do not have commitments for funding or any other agreements that will provide us with adequate working capital to conduct its full operating plan for the next twelve months.  We cannot give any assurance that we will locate any funding or enter into any agreements that will provide the required operating capital to fund our planned business operations.  In addition, we may consider receiving advances against future sales from Universal (as customary in the music industry) or to agree to sell rights to Master recordings, copyrights, or rights to any artist under a Recording Agreement or in our catalog.  In addition, we may consider strategic alliances, mergers or acquisition as a means of pursuing our business plan or otherwise funding our business plan.

Our existing capital is expected to be sufficient to enable us to meet our cash needs in conjunction with complying with our reporting obligations under Securities Exchange Act of 1934, as amended, for a period of twelve months following the date hereof.

Regardless of whether our cash assets are adequate to meet our operational needs, we will seek to compensate our management, consultants, employees and other service providers by issuing its shares of stock, or options to buy shares of its common stock in lieu of cash.

We anticipate obtaining funding from the sale of our common stock and from additional loans.

New Accounting Pronouncements

GL Energy does not expect the adoption of recently issued accounting pronouncements to have a significant impact on GL Energy’s or American Southwest’s results of operations, financial position, or cash flow.

ITEM 7. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

INDEX TO FINANCIAL STATEMENTS

TABLE OF CONTENTS

PAGE

Report of Independent Registered Public Accounting Firm

  F-2

Balance Sheet as of December 31, 2005

  F-3

Statements of Operations for the years ended December 31, 2005 & 2004 and for the Period from

Inception (October 7, 1998) to December 31, 2005

  F-4

Statements of Stockholders’ Deficit for period from inception (October 7, 1998) through December 31, 2005

  F-5

Statements of Cash Flows for the years ended December 31, 2005 & 2004 and for the Period from

Inception (October 7, 1998) to December 31, 2005

  F-6

Notes to Financial Statements

  F-7

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors

  GL Energy and Exploration, Inc.

  (A Development Stage Company)

  Hollywood, California

We have audited the accompanying balance sheet of GL Energy and Exploration, Inc. as of December 31, 2005, and the related statements of expenses, stockholders’ deficit, and cash flows for each of the two years then ended and for the period from inception (October 7, 1998) through December 31, 2005.  These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of GL Energy and Exploration, Inc. as of December 31, 2005, and the results of its expenses and its cash flows for the two years then ended and for the period from October 7, 1998 (Inception) through December 31, 2005, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that GL Energy and Exploration, Inc. will continue as a going concern.  As discussed in Note 2 to the financial statements,   GL Energy and Exploration, Inc. suffered recurring losses from operations and has a working capital deficiency, which raises substantial doubt about its ability to continue as a going concern.  Management’s plans regarding those matters also are described in Note 2.  The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Malone & Bailey, PC

www.malone-bailey.com

Houston, Texas

March 29, 2006

GL ENERGY AND EXPLORATION, INC.
(A DEVELOPMENT STAGE COMPANY)
BALANCE SHEET
December 31, 2005

ASSETS
Current Assets:
Deposit	$42,590

Total Current Assets	42,590
TOTAL ASSETS	$42,590

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current Liabilities:
Accounts Payable	$10,642
Advances from Shareholders	247,031

Total Current Liabilities	257,673
TOTAL LIABILITIES	257,673

Commitments & Contingencies	--

Stockholders' Deficit:
Series A Convertible Preferred Stock - $0.001 par value; 5,000,000 shares
authorized, no shares issued and outstanding	--
Common Stock - $0.001 par value; 100,000,000 shares
authorized, 37,382,042 issued and outstanding	37,382
Additional Paid-in Capital	2,687,795
Deficit Accumulated During the Development Stage	(2,940,260)

Total Stockholders' Deficit	(215,083)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$42,590

See accompanying summary of significant accounting policies and notes to financial statement.

GL ENERGY AND EXPLORATION, INC.
(A DEVELOPMENT STAGE COMPANY)
STATEMENTS OF EXPENSES
For the Years Ended December 31, 2005 & 2004 and
For the Period from inception (October 7, 1998) through December 31, 2005

			Inception
			through
			December 31,
	2005	2004	2005

EXPENSES
Mineral Rights	$-	$-	$85,830
Impairment	-	20,000	20,000
Legal and Accounting	47,118	18,507	201,904
General and Administrative	35,260	642,063	2,603,266
Total Expenses	82,378	680,570	2,911,000

Minority Interest in Losses of Subsidiary	-	-	56
Loss from Operations	(82,378)	(680,570)	(2,911,056)

Interest Expense	(14,835)	(11,695)	(29,204)

NET LOSS	$(97,213)	$(692,265)	$(2,940,260)

Net Loss per Share - Basic and Diluted	$(0.00)	$(0.02)

Weighted average shares outstanding:
Basic and Diluted	37,382,042	32,374,217

See accompanying summary of significant accounting policies and notes to financial statements.

GL ENERGY AND EXPLORATION, INC.
(A DEVELOPMENT STAGE COMPANY)
STATEMENTS OF STOCKHOLDERS' DEFICIT
For the Period from Inception (October 7, 1998) through December 31, 2005

				Deficit
				Accumulated
			Additional	During the
	Common Stock		Paid in	Development
	Shares	Amount	Capital	Stage	Total

Issuance of common stock to founders	286,427	$286	$(86)	$-	$200
Fair value of services performed	7,727	8	5,392	-	5,400
Issuance of common stock under
a service agreement	3,977	4	246	-	250
Issuance of common stock to
directors for services	63,636	64	3,936	-	4,000
Conversion of amounts due to
shareholder to common stock	492,234	492	30,448	-	30,940
Sale of common stock	233,590	233	123,667	-	123,900
Common shares received and
retired for minority interest in GL Tungsten, Inc.	(3,977)	(4)	(246)	-	(250)
Net Loss	-	-	-	(224,501)	(224,501)
Balance, December 31, 2002	1,083,614	1,083	163,357	(224,501)	(60,061)
Issuance of common stock for services	8,490,000	8,490	1,888,110	-	1,896,600
Issuance of common stock for
investment in joint venture	20,000,000	20,000	-	-	20,000
Adjustment in fractional shares
in the reverse stock split	27	-	-	-	-
Net Loss	-	-	-	(1,926,281)	(1,926,281)
Balance, December 31, 2003	29,573,641	29,573	2,051,467	(2,150,782)	(69,742)
Sale of common stock	538,401	539	109,889	-	110,428
Exercise of options for cash	3,000,000	3,000	22,000	-	25,000
Issuance of common stock for services	4,270,000	4,270	359,031	-	363,301
Option expense	-	-	145,408	-	145,408
Net Loss	-	-	-	(692,265)	(692,265)
Balance, December 31, 2004	37,382,042	37,382	2,687,795	(2,843,047)	(117,870)
Net Loss	-	-	-	(97,213)	(97,213)
Balance, December 31, 2005	37,382,042	$37,382	$2,687,795	$(2,940,260)	$(215,083)

See accompanying summary of significant accounting policies and notes to financial statements.

GL ENERGY AND EXPLORATION, INC.
(A DEVELOPMENT STAGE COMPANY)
STATEMENTS OF CASH FLOWS

			Inception
	Year Ended	Year Ended	through
	December 31,	December 31,	December 31,
	2005	2004	2005
CASH FLOWS FROM OPERATING ACTIVITIES
Net Loss	$(97,213)	$(692,265)	$(2,940,260)
Adjustments to Reconcile Net Deficit to Cash
Used by Operation Activities:
Common Stock Issued for Services	-	363,301	2,294,785
Option expense	-	145,408	145,408
Fair Value of Services Received	-	-	5,400
Impairment	-	20,000	20,000
Minority Interest	-	-	56
Changes in:
Accounts Payable	(28,121)	14,167	10,642

NET CASH USED IN OPERATING ACTIVITIES	(125,334)	(149,389)	(463,969)

CASH FLOWS FROM INVESTING ACTIVITIES
Deposit on merger	(17,590)	(25,000)	(42,590)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from the Sale of Common Stock	-	135,428	259,528
Net Change in Advances from Shareholders	142,924	38,882	247,031

NET CASH PROVIDED BY FINANCING ACTIVITIES	142,924	174,310	506,559

NET (DECREASE) IN CASH AND CASH EQUIVALENTS	-	(79)	-

CASH AND CASH EQUIVALENTS
AT BEGINNING OF PERIOD	-	79	-

AT END OF PERIOD	$-	$-	$-

Supplemental Non-cash Transactions:
Issuance of common stock for joint venture	$-	$20,000	$20,000
Conversion of Notes Payable – Shareholders	$-	$-	$30,940

See accompanying summary of significant accounting policies and notes to financial statements.

GL ENERGY AND EXPLORATION, INC.

(A DEVELOPMENT STAGE COMPANY)

NOTES TO FINANCIAL STATEMENTS

NOTE 1 – SUMMARY OF ACCOUNTING POLICIES

Nature of Business

GL Energy and Exploration, Inc. is a development stage company with no business operations through March 2006.  GL Energy was incorporated in Delaware on October 7, 1998 under the name LRS Group Incorporated.  On October 15, 1998, the name was changed to LRS Capital, Inc.  On October 10, 2001, the company changed its name to GL Energy and Exploration, Inc.  On March 13, 2006, GL Energy acquired American Southwest Music Distribution, Inc., a Texas corporation for 22,500,000 shares of common stock and 23,980 shares of series A convertible preferred stock to David Michery and Kent Puckett, the owners of American.  Messrs. Michery and Puckett are currently officers and directors of the Company, positions they have held since October 2004.

Reclassifications

Certain prior year amounts have been reclassified to conform with the current year presentation.

Use of Estimates

In preparing financial statements, management makes estimates and assumptions that affect the reported amounts of assets and liabilities in the balance sheet and revenue and expenses in the statement of expenses.  Actual results could differ from those estimates.

Cash and Cash Equivalents

For purposes of the statement of cash flows,  GL Energy considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents.

Revenue Recognition

GL Energy recognizes revenue when persuasive evidence of an arrangement exists, services have been rendered, the sales price is fixed or determinable, and collectibility is reasonably assured.

Impairment of Long-Lived Assets

GL Energy reviews the carrying value of its long-lived assets annually or whenever events or changes in circumstances indicate that the historical cost-carrying value of an asset may no longer be appropriate.  GL Energy assesses recoverability of the carrying value of the asset by estimating the future net cash flows expected to result from the asset, including eventual disposition.  If the future net cash flows are less than the carrying value of the asset, an impairment loss is recorded equal to the difference between the asset’s carrying value and fair value

Income Taxes

GL Energy recognizes deferred tax assets and liabilities based on differences between the financial reporting and tax bases of assets and liabilities using the enacted tax rates and laws that are expected to be in effect when the differences are expected to be recovered.    GL Energy provides a valuation allowance for deferred tax assets for which it does not consider realization of such assets to be more likely than not.

GL ENERGY AND EXPLORATION, INC.

(A DEVELOPMENT STAGE COMPANY)

NOTES TO FINANCIAL STATEMENTS

Basic and Diluted Loss Per Share

The net loss per common share is computed by dividing the net loss by the weighted average number of common shares outstanding.  Diluted net loss per common share is computed by dividing the net loss adjusted on an "as if converted" basis, by the weighted average number of common shares outstanding plus potential dilutive securities.

Stock Compensation

GL Energy adopted the disclosure requirements of Financial Accounting Standard No. 123, Accounting for Stock-Based Compensation and FAS No. 148 with respect to pro forma disclosure of compensation expense for options issued. For purposes of the pro forma disclosures, the fair value of each option grant is estimated on the grant date using the Black-Scholes option-pricing model.

GL Energy applies APB No. 25 in accounting for its stock option plans and, accordingly, no compensation cost has been recognized in GL Energy’s financial statements for stock options under any of the stock plans which on the date of grant the exercise price per share was equal to or exceeded the fair value per share. GL Energy recognizes compensation cost for warrants and options granted to non-employees for services provided

Recent Accounting Pronouncements

In December 2004, the FASB issued SFAS No.123R, “Accounting for Stock-Based Compensation” which established standards for accounting for transactions in which an entity exchanges its equity instruments for goods or services. This Statement focuses primarily on accounting for transactions in which an entity obtains employee services in share-based payment transactions. SFAS No.123R requires that the fair value of such equity instruments be recognized as expense in the historical financial statements as services are performed. Prior to SFAS No.123R, only certain pro forma disclosures of fair value were required. SFAS No.123R shall be effective for small business issuers as of the beginning of the first interim or annual reporting period that begins after December 15, 2005. While GL Energy has issued options to employees recently, the adoption of this new accounting pronouncement is not expected to have a material impact on the consolidated financial statements of GL Energy during the calendar year 2006.

GL Energy does not expect the adoption of any other recently issued accounting pronouncements to have a significant impact on their consolidated financial position, results of operations or cash flow.

NOTE 2 – GOING CONCERN

As shown in the accompanying financial statements, GL Energy incurred recurring net losses of $97,213 and $692,265 in 2005 and 2004, respectively, has an accumulated deficit of $2,940,260 and a working capital deficit of $215,083 as of December 31, 2005.  These conditions raise substantial doubt as to GL Energy’s ability to continue as a going concern.  Management is trying to raise additional capital through sales of stock.  The financial statements do not include any adjustments that might be necessary if GL Energy is unable to continue as a going concern.

NOTE 3 – INCOME TAXES

For the years ended December 31, 2005 and 2004, GL Energy has incurred net losses and, therefore, has no tax liability.  The net deferred tax asset generated by the loss carry-forward has been fully reserved.  The cumulative net operating loss carry-forward is approximately $678,608 at December 31, 2005, and will expire in the years 2014 through 2025 in accordance with the following schedule.

GL ENERGY AND EXPLORATION, INC.

(A DEVELOPMENT STAGE COMPANY)

NOTES TO FINANCIAL STATEMENTS

Year Ending December 31,	Amount
2018	$ 894
2019	29,737
2020	65,356
2021	45,785
2022	82,785
2023	173,281
2024	183,557
2025	97,213
Total	$ 678,608

Deferred income taxes consist of the following at December 31, 2005:

Long-term:
Deferred tax assets	$230,860
Valuation allowance	(230,860)
$-

NOTE 4– DEPOSIT

In December 2004, two consultants exercised options to purchase 3,000,000 shares of common stock for $25,000.  GL Energy does not have a bank account and directed the consultants to wire the Funds into the bank account of American Southwest Music Distribution, Inc.  GL Energy entered into a Plan of Merger with American Southwest Music Distribution, Inc in October 2004.  In March 2006, the Plan of Merger was terminated and GL Energy entered into the Exchange Agreement discussed under Note 1 (Nature of Business).

NOTE 5 – RELATED PARTY TRANSACTIONS

GL Energy had outstanding loans due to shareholders for the total amount of $247,031, which included accrued interest of $14,835.  The loans are due on demand, bear interest at 10%, and are not collateralized.

In June 2003, GL Energy agreed to pay its President and Chairman of the Board $8,000 per month as compensation and office rental through May 2004. These management fees have been paid through May 2004 and the agreement was terminated.

On June 1, 2004, GL Energy agreed with Wellstar International, Inc. (‘Wellstar”) that Wellstar would provide management services and office facilities on an ongoing basis for $10,000 per month for the 12-month period ending May 31, 2005.  This agreement was terminated in September 2004. GL Energy’s former President and Chairman of the Board is the sole director of Wellstar.

NOTE 6 – COMMON STOCK

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

In March 2006, in conjunction with the Exchange Agreement, GL Energy issued 22,500,000 shares of common stock and 23,980 shares of series A preferred stock to David Michery and Kent Puckett, the sole stockholders of American, in exchange for all of the American stock held by them.

NOTE 7 – STOCK INCENTIVE PLAN

In 2004, the Board of Directors adopted a 2004 Stock Incentive Plan (‘the plan’) under which 35,000,000 shares of GL Energy’s common stock have been reserved for issuance to employees, officers, directors and consultants whose past, present and/or potential contributions to GL Energy have been, or will be important to the success of GL Energy.

GL ENERGY AND EXPLORATION, INC.

(A DEVELOPMENT STAGE COMPANY)

NOTES TO FINANCIAL STATEMENTS

Options granted under the Plan may be either incentive stock options or nonqualified stock options.  Incentive stock options (“ISO”) may be granted only to GL Energy employees (including officers and directors who are also employees).  Nonqualified stock options (“NSO”) may be granted to GL Energy employees and consultants. Options under the Plan may be granted for periods of up to ten years and at an exercise price equal to the estimated fair value of the shares on the date of grant as determined by the Board of Directors, provided, however, that the exercise price of an ISO and NSO granted to a  10% shareholder shall not be less than  110% of the estimated fair value of the shares on the date of grant.  To date, options granted generally are exercisable immediately as of the effective date of the option agreement.

During 2004, 3,000,000 one year options were granted to two consultants.  The exercise price was $.01 and all 3,000,000 vested immediately.  Option expense for the year ended December 31, 2004 was $145,408. No options were granted during 2005.

Summary information regarding options is as follows:

	Options	Weighted Average Share Price
Outstanding at December 31, 2003	-	$-

Year ended December 31, 2004:
Granted	3,000,000.01
Exercised	(3,000,00)	(.01)

Outstanding at December 31, 2004	-	$-

NOTE 8 – EQUITY PERFORMANCE PLAN

In February 2004, the Board of Directors adopted a 2004 Equity Performance Plan under which 10,000,000 shares of GL Energy’s common stock have been reserved for issuance to employees, officers, directors and consultants whose past, present and/or potential contributions to GL Energy have been, or will be important to the success of GL Energy. Under this plan, as of December 31, 2005, no common shares have been issued.

NOTE 9 – IMPAIRMENT EXPENSE

In June 2003, GL Energy issued 20,000,000 shares of common stock valued at $20,000 to two directors for an investment in a mining claim in Chile.  These shares were issued to two individuals, as follows:  Donald Byers – 17,500,000 and Arthur Lang – 2,500,000.  In May 2004, the joint venture agreement between GL Energy and SEM Mining Corporation Ltd. (“SEM”) was terminated due to default of non-payment of $200,000 to SEM by GL Energy.  Due to the termination, the investment in joint venture was fully impaired causing an impairment expense of $20,000.

GL ENERGY AND EXPLORATION, INC.

(A DEVELOPMENT STAGE COMPANY)

NOTES TO FINANCIAL STATEMENTS

NOTE 10– SUBSEQUENT EVENTS

On March 10, 2006, GL Energy’s board of directors approved the termination of that certain Agreement and Plan of Reorganization dated as of October 13, 2004 (the “Merger Agreement”).  Pursuant to the Merger Agreement, all of American’s outstanding shares were to be converted into shares of the Company’s capital stock, with the Company being the surviving corporation.  Although the Merger Agreement was executed, certain closing conditions were never satisfied, including the filing of a certificate of merger with the Delaware Secretary of State and as such the merger was never consummated.  The Board of Directors of the Company deemed it in the best interest of the Company and its stockholders to terminate the Merger Agreement and to enter into the transaction described below.

On March 13, 2006, GL Energy and Exploration, Inc. entered into an agreement (the “Exchange Agreement”) pursuant to which the Company acquired all of the equity of American Southwest Music Distribution, Inc., a Texas corporation (“American” or “American Southwest”).  Pursuant to the Exchange Agreement, the Company issued 22,500,000 shares of its common stock and 23,980 shares of its series A convertible preferred stock to David Michery and Kent Puckett, the owners of American.  Messrs. Michery and Puckett are currently officers and directors of the Company, positions they have held since October 2004 in connection with the Company’s entering into the Merger Agreement with American in October 2004 that was subsequently terminated on March 10, 2006.

NOTE 11 – COMMITMENTS & CONTINGENCIES

In May 2005, Vestcom, Ltd. filed suit against GL Energy and its officers.  The lawsuit arose from a loan made by Vestcom on or about July 3, 2003 in the amount of $500,000 to AMC American Music Corporation.  Vestcom alleges that AMC American Music Corporation fraudulently transferred its assets (“Subject Assets”) to Celestial Breakaway Records, which is owned and controlled by GL Energy’s President, David Michery, and/or GL Energy.  GL Energy contends that none of its assets belonged previously to AMC American Music Corporation.

Vestcom, Ltd. is seeking not less than $1.2 million from all the defendants including GL Energy, to be awarded ownership of all Subject Assets, punitive damages, and other remuneration.  GL Energy and its counsel strongly feel that Vestcom’s claims have no merit, the likelihood of an unfavorable outcome is very low, and is prepared to vigorously defend the matter.  GL Energy is in the process of negotiating a possible settlement with Vestcom, Ltd. and will consider the merits of an out-of-court settlement.

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

 As required by Rules 13a-15 and 15d-15 under the Exchange Act, the Certifying Officers carried out an evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of December 31, 2005. Their evaluation was carried out with the participation of other members of the Company’s management. Based upon their evaluation, the Certifying Officers concluded that the Company’s disclosure controls and procedures were effective.

 The Company’s internal control over financial reporting is a process designed by, or under the supervision of, the Certifying Officers and effected by the Company’s Board of Directors, management and other personnel, to provide reasonable assurance regarding the reliability of the Company’s financial reporting and the preparation of the Company’s financial statements for external purposes in accordance with generally accepted accounting principles. Internal control over financial reporting includes policies and procedures that pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of the Company’s assets; provide reasonable assurance that transactions are recorded as necessary to permit preparation of the Company’s financial statements in accordance with generally accepted accounting principles, and that the Company’s receipts and expenditures are being made only in accordance with the authorization of the Company’s Board of Directors and management; and provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Company’s assets that could have a material effect on its financial statements. There has been no change in the Company’s internal control over financial reporting that occurred in the fiscal year ended December 31, 2005, that has materially affected, or is reasonably likely to affect, the Company’s internal control over financial reporting.

ITEM 8B. OTHER INFORMATION

There is no information to be disclosed in a report on Form 8-K during the fourth quarter of the year covered by this Form 10-KSB that has not been previously filed with the Securities and Exchange Commission.

PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

Directors and Executive Management Prior to the Exchange Agreement

The following table sets forth information concerning the current directors and executive officers of GL Energy and Exploration and their ages and positions. Each director holds office until the next annual stockholders' meeting and thereafter until the individual's successor is elected and qualified. Officers serve at the pleasure of the board of directors.

NAME	AGE	POSITION

David Michery	38	Chief Executive Officer, President, Director
Kent Puckett	40	Chief Financial Officer, Secretary, Treasurer, Director

David Michery has served as our Chief Executive Officer and Director since October 2004. Mr. Michery has worked in the music business for 17 years. His area's of expertise include, but are not limited to, domestic distribution, intellectual properties, music publishing, copyrights; licensing, international distribution, sales, marketing and promotion. He was Chief Executive Officer and President of American Southwest Music Distribution since its inception in June 2004. He was the founder and Chief Executive Officer of AMC American Music Corporation from September 1999 to May 2004. He was also President of Celestial Breakaway Entertainment from October 1996 to October 1998.

Kent Puckett has served as our Chief Financial Officer, Secretary and Treasurer since October 2004 and as a Director since May 2005.  Mr. Puckett has been an accountant for 15 years and has accounting, tax and financial experience in corporations, mergers and acquisitions, intellectual property, copyrights and licensing in the entertainment industry. From 1999 to 2003 he worked for A-1 Business Service with a focus on clients in the entertainment industry and as a tax specialist. From January 2004 to the present he has been working for Direct Business Service as an entertainment accountant and tax specialist, corporate structure advisor, financial analyst, and financial transaction specialist. Mr. Puckett is also a part owner of this business. Mr. Puckett received a Bachelors degree in Business Administration from Pensacola Christian College.

Directors and Executive Management Following the Exchange Agreement

Following completion of the Exchange Agreement, all of the current members of our board of directors and officers listed above will remain. In addition, we anticipate adding the following person as an officer and director:

NAME	AGE	POSITION

Marcus Sanders	43	Chief Operating Officer, General Counsel

Marcus Sanders has served as American’s Chief Operating Officer and General Counsel since October 2004. Mr. Sanders has been an attorney for 17 years, and he has legal experience in corporate and securities law, mergers and acquisitions; business bankruptcy; intellectual property and copyrights; licensing; software development; entertainment industry contracts; product distribution contracts; domestic and transnational joint venture and corporate partnering transactions; commercial real estate development and finance; reorganization and restructuring transactions; employment contracts; insurance coverage. From 1999 to present, has had a solo practice and has served as legal counsel for several public and privately held companies in various industries, and has been legal counsel for several recording artists and independent recording companies. Mr. Sanders holds a Bachelors of Art degree from the University of California, Davis, and a Juris Doctorate from the University of California, Berkeley.  Mr. Sanders previously served as a Director of GL Energy & Exploration, Inc. from October 2004 to May 2005.

During the last five years, no officers or directors have been involved in any legal proceedings, bankruptcy proceedings, criminal proceedings or violated any federal or state securities or commodities laws or engaged in any activity that would limit their involvement in any type of business, securities or banking activities.

ITEM 10. EXECUTIVE COMPENSATION

We have not paid any cash compensation or other benefits to GL Energy’s current executive officers. Our prior executive officer, Don Byers did receive cash compensation under a management fee agreement. For 2004, Mr. Byers received $50,000 for management fees paid in cash. In addition, we have an accrued liability at December 31, 2005 to Mr. Byers for unpaid management fees in the amount of $24,409. These fees will be paid at such time as we receive adequate funding for our operations.

The compensation paid to American’s Chief Executive officer is set forth below. No other officer received compensation in excess of $100,000 for 2005 or 2004.

	Annual Compensation				Long-Term Compensation
Common Shares
						Underlying	All
					Restricted	Options	Other
				Other Annual	Stock	Granted	Compen
Name and Position	Year	Salary	Bonus	Compensation	Awards ($)	(# Shares)	-sation

David Michery	2005	$53,945	-0-	-0-	-0-	-0-	-0-
President, Chief Executive Officer	2004	$46,856	-0-	-0-	-0-	-0-	-0-
and Director
(as of October 2004)

In the next twelve months, we intend to enter into employment agreements with each of our executive officers at an annual salary to be determined based on their then levels, time devoted and the scope of their responsibilities.  In addition to cash compensation, we intend to use shares of our common stock, and options to purchase shares of its common stock to compensate its officers. In addition, we may use common stock to compensate others for services provided.

There is no plan in place for compensation of persons who are salary directors, but it is expected that in the future that we will create a remuneration and reimbursement plan for such directors.

Other Compensation Arrangements

In March 2004, a majority of GL Energy’s shareholders approved an equity performance plan for 10,000,000 shares of common stock ("2004 Equity Performance Plan"), and in October 2004, the board of directors approved the registration of an additional 35,000,000 shares of common stock on form S-8 for the purpose of having shares of common stock available to compensate directors, consultants, employees, management and others for services.  The rights of the common stock were not changed.  We intend to issue the shares of common stock from time to time as determined by the board of directors to directors, employees, management, consultants and others.  The Company’s board of directors believes the 2004 Equity Performance Plan, and the additional 35,000,000 shares of common stock will provide flexibility in structuring compensation arrangements and provide an equity incentive for employees and others who are awarded these shares. These shares may be issued at less than market price at the discretion of the board of directors.  None of the shelf-registered shares are allocated to any particular person or class of persons among those eligible to receive awards.  As of March 2006, GL Energy has issued a total of 4,500,000 shares of common stock to various consultants and employees.

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

Based solely upon a review of Forms 3 and 4 and amendments thereto furnished to the Company during the year ended December 31, 2004, and upon a review of Forms 5 and amendments thereto furnished to the Company with respect to the year ended December 31, 2005, or upon written representations received by the Company from certain reporting persons that no Forms 5 were required for those persons.

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

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth, as of December 31, 2005, the name and shareholdings of each person who owns of record, or was known by us to own beneficially,* 5% or more of the shares of the common stock currently issued and outstanding; the name and shareholdings, including options to acquire the common stock, of each director; and the shareholdings of all executive officers and directors as a group. The information in the table does not reflect the Exchange Agreement, the issuance of shares pursuant to the Exchange Agreement, or the proposed Reverse Stock Split.

NAME OF PERSON OR GROUP	NUMBER OF SHARES OWNED *	PERCENTAGE OF OWNERSHIP
Donald Byers **	16,400,000	46.2%

______________

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

**

Donald Byers was the company’s president and chairman of the board until September 30, 2004.

SECURITY OWNERSHIP OF BENEFICIAL OWNERS, MANAGEMENT AND AFFILIATES FOLLOWING THE EXCHANGE AGREEMENT

The following table sets forth certain information regarding the beneficial ownership of our common stock as of March 13, 2006 by the following persons:

•

each person who is known to be the beneficial owner of more than five percent (5%) of our issued and outstanding shares of common stock;

•

each of our directors and executive officers; and

•

all of our directors and executive officers as a group.

The following table assumes that there are 59,882,042 common shares issued and outstanding immediately following the Exchange Agreement.  Except as set forth in the footnotes to the table, the persons names in the table have sole voting and investment power with respect to all shares of common stock shown as beneficially owned by them, subject to community property laws where applicable.  A person is considered the beneficial owner of any securities as of a given date that can be acquired within 60 days of such date through the exercise of any option, warrant or right.  Shares of common stock subject to options, warrants or rights which are currently exercisable or exercisable within 60 days are considered outstanding for computing the ownership percentage of the person holding such options, warrants or rights, but are not considered outstanding for computing the ownership percentage of any other person.

Name And Address (1)	Number Of Shares Beneficially Owned	Percentage Owned

David Michery	561,045,000 (2)	85.1%
Kent Puckett	60,995,000 (3)	9.24%
Marcus Sanders	-0-
Donald Byers #300 – 1497 Marine Drive West Vancouver, BC Canada V7T 1B8	16,400,000	27.38%

All directors and officers as a group (3 persons)	622,000,000	44.33%

----------------------------------------------

* Less than 1% of the outstanding shares of common stock.

(1)

Unless otherwise noted, the address for each person is 8721 Sunset Blvd., Penthouse 7, West Hollywood, California 90069.

(2)

Includes 540,750,000 shares of common stock issuable upon conversion of 21,630 shares of series A preferred stock.

(3)

Includes 58,750,000 shares of common stock issuable upon conversion of 2,350 shares of series A preferred stock.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The following discussion reflects certain relationships and related party transactions for both GL Energy and American Southwest.

In March 2006, GL Energy consummated the Exchange Agreement pursuant to which we issued 22,500,000 shares of our common stock and 23,980 shares of our series A preferred stock to the stockholders of American in exchange for all of their capital stock in American.  David Michery and Kent Puckett, our officers and directors, were the sole stockholders of American.  Messrs. Michery and Puckett were appointed as officers of the Company in October 2004 in connection with the original Merger Agreement entered into between the Company and American.  The Merger Agreement was never consummated and recently terminated.

Byers and Associates advanced money to American and GL Energy in the form of a loan represented in a promissory note in the amount $49,008. Donald Byers is the sole owner of Byers and Associates and owns 16,400,000 of GL Energy’s common stock. At the time of the loan, Donald Byers was the majority shareholder of GL Energy.  The loaned funds were used to pay expenses for both GL Energy and American. The original loan principal in January 2005 was $23,500, and the principal was due April 30, 2005.  Byers and Associates loaned additional funds to American and G.L Energy bringing the balance to $38,092.57.  As American’s and GL Energy’s consideration for Byers and Associates’ agreement to renew the loan that was in default, American and GL Energy agreed to increase the principal due to $49,008.00, to include unpaid interest due and to take into consideration fluctuations in the exchange rate between the United States and Canada since the original date of the loan.  Byers and Associates agreed to extend the due date of the loan to February 28, 2006.   The Promissory Note was a zero coupon promissory note.  If American and GL Energy fail to pay the principal on the Note or any other Note issued to Byers and Associates on or before their due date the promissory note will be considered in default.  If the promissory note is in default, the entire balance of the loan principal, then, outstanding, shall bear interest at the rate of 10% per annum.  Such interest shall accrue from the date of the promissory note until the promissory note is paid.  This note is currently in default.

Byers and Associates advanced money to American in the form of a loan represented in a promissory note in the amount $16,592.  Donald Byers is the sole owner of Byers and Associates and owns 16,400,000 of GL Energy’s common stock.  At the time of the loan, Donald Byers was the majority shareholder of GL Energy.   The loaned funds were used to pay expenses for American.  The promissory note was due and payable on February 28, 2005.  The Promissory Note was a zero coupon promissory note.  If American fails to pay the principal on the Note or any other Note issued to Byers and Associates on or before their due date, the promissory note will be considered in default.  If the promissory note is in default, the entire balance of the loan principal, then, outstanding, shall bear interest at the rate of 10% per annum.  Such interest shall accrue from the date of the promissory note until the promissory note is paid.  This note is currently in default.

In September 2004, American entered into an agreement with Donald Byers, in his capacity as the majority shareholder of the Company.  Pursuant to the agreement, in September 2004, American paid Mr. Byers $150,000. As consideration for American’s payment, Messrs. Byers and Frank Rossi resigned from GL Energy’s board of directors and appointed Marcus Sanders and David Michery to GL Energy’s board of directors.  As additional consideration, Mr. Byers approved the Merger Agreement and cooperated and provided assistance in connection with the same.

In September 2004, as additional consideration for Mr. Byer’s cooperation and assistance, American agreed to pay Mr. Byers an additional $50,000, on the date that is sixty (60) days, after the Closing date of the Reorganization Agreement. Pursuant to the same agreement, American also agreed to pay GL Energy’s Current Liabilities, as of the date of the agreement, in the aggregate amount of $126,925.00 (the sum of Accounts Payable in the amount of $30,000, and debts Due to Shareholders in the amount of $96,925).  Pursuant to this agreement, David Michery unconditionally and irrevocably guaranteed the payments when due, and granted to Mr. Byers a security interest in 1,250,000 shares of the GL Energy common stock that shall be issued to Mr. Michery pursuant to the Reorganization Agreement. Mr. Michery’s obligation to make such guarantee and provide such security to Mr. Byers was conditioned upon the Close of the Reorganization Agreement.

In August 2004, Mr. Michery loaned American $20,877 for working capital.  To evidence the loan, we issued a promissory note with an interest rate of 5.5%.  This note is currently in default.

In August 2004, American entered into an Asset Purchase Agreement with Celestial Breakaway Records pursuant to which we purchased all of their assets in exchange for 3,746 shares of our common stock.  Their assets were valued at $3,746,000.  David Michery and Kent Puckett, our officers and directors, were the sole stockholders of Celestial Records.

In August 2004, American entered into an Asset Purchase Agreement with Out of Control Records pursuant to which we purchased all of their assets in exchange for 470 shares of our common stock.  Their assets were valued at $470,000.  David Michery and Kent Puckett, our officers and directors, were the sole stockholders of Out of Control Records.

On June 1, 2004, GL Energy entered into a management services agreement with Wellstar International, Inc. (`Wellstar") pursuant to which Wellstar agreed to provide management services and office facilities on an ongoing basis for $10,000 per month for the 12-month period ending May 31, 2005.  This agreement was terminated in September 2004. The Company's former President and Chairman, Donald Byers, was the sole director of Wellstar.

In June 2003, GL Energy entered into an agreement with its then President and Chairman, Donald Byers, pursuant to which it agreed to pay him $8,000 per month as compensation and office rental through May 2004.  These management  fees  have  been  paid  through  May  2004  and  the  agreement  was terminated.

In June 2003,  GL Energy  issued  20,000,000  shares of common  stock  valued at $20,000 to two directors  for an  investment  in a mining claim in Chile.  These shares were issued to two individuals, as follows: Donald Byers - 17,500,000 and Arthur Lang - 2,500,000.  These issuances were exempt under Section 4(2) of the Securities Act of 1933, as amended.

ITEM 13. EXHIBITS

a.  Exhibits

Exhibit Number

Name of Exhibit

2.1

Securities Purchase Agreement and Plan of Reorganization (2)

4.1

Certificate of Designation of the Series A Preferred Stock (2)

4.2

Form of 2003 Equity Performance Plan (3)

4.3

Form of 2004 Equity Performance Plan (4)

4.4

Form of 2004 Stock Incentive Plan (5)

10.1

Domestic Distribution Agreement (2)

10.2

Upstream Agreement (2)

10.2

Foreign License Agreement (2)

31.1

Certification of Chief Executive Officer, pursuant to Rule 13a-14(a) of the Exchange Act, as enacted by Section 302 of the Sarbanes-Oxley Act of 2002. (1)

31.2

Certification of Chief Financial Officer, pursuant to Rule 13a-14(a) of the Exchange Act, as enacted by Section 302 of the Sarbanes-Oxley Act of 2002. (1)

32.1

Certification of Chief Executive Officer and Chief Financial Officer, pursuant to 18 United States Code Section 1350, as enacted by Section 906 of the Sarbanes-Oxley Act of 2002. (1)

99.1

Pro Forma Financial Information (2)

(1) Filed herewith.

(2) Previously filed with Form 8K on March 14, 2006.

(3) Previously filed with Form DEF 14c (information statement) on May 5, 2003.

(4) Previously filed with Form S-8 on March 29, 2004.

(5) Previously filed with Form S-8 on October 8, 2004.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

Audit Fees

The company paid audit and financial statement review fees totaling $16,125 and $10,455 for the years ended December 31, 2005 and 2004, respectively to Malone & Bailey, PC, our current independent accountants.

Audit-Related Fees

None

Tax Fees

None

All Other Fees

None

Audit committee policies & procedures

The above services were approved by the company’s Board of Directors. The company does not have a standing audit committee.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GL ENERGY AND EXPLORATION, INC.

(Registrant)

By: /s/ David Michery

David Michery, CEO, President and Chairman of the Board (Principal Executive Officer)

Date:

March 31, 2006

By: /s/ Kent Puckett

Kent Puckett, CFO, Secretary and Treasurer (Principal Financials Officer)

Date:

March 31, 2006