Form 10KSB
period 2006-04-30
GL ENERGY & EXPLORATION INC
filed 2006-08-25
CIK 1122771

U. S. SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-KSB
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended April 30, 2006

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from ___________ to _____________

Commission File Number: 000-31032

AMERICAN SOUTHWEST MUSIC DISTRIBUTION, INC.
f/k/a GL Energy & Exploration, Inc.

(Name of small business issuer as specified in its charter)

Delaware	52-2190362
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
8721 Sunset Blvd., Penthouse 7 Hollywood, California 90069 ________________________________________________________________________ (Address of principal executive offices, including zip code)

Registrant’s telephone number, including area code:	(310) 659-8770
Securities registered pursuant to Section 12(b) of the Act:	None
Securities registered pursuant to Section 12(g) of the Act:	$.001 par value common stock
___________________
Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Check if disclosure of delinquent filers pursuant to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. ☐

The issuer’s revenues for the most recent fiscal year were $0.

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant was approximately $379,078 as of August 8, 2006. Shares of common stock held by each officer and director and by each person or group who owns 10% or more of the outstanding common stock amounting to 27,077,042 shares have been excluded in that such persons or groups may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

As of August 8, 2006, 65,977,042 shares of our common stock were issued and outstanding.

Documents Incorporated by Reference: None.

Transitional Small Business Disclosure Format: No.

PART I

Item 1. Description of Business

Overview

American Southwest Music Distribution, Inc. f/k/a GL Energy & Exploration, Inc. (“we” or the “Company”) was incorporated in the state of Delaware in 1998. Previously, the company engaged in the exploration of mining prospects in the western United States. As of January 1, 2006, we were a “shell” company (as defined in Rule 12b-2 of the Exchange Act).

On March 13, 2006, we entered into an agreement (the “Exchange Agreement”) pursuant to which we acquired all of the equity of American Southwest Music Distribution, Inc., a Texas corporation (“American”). Pursuant to the Exchange Agreement, we issued 22,500,000 shares of our common stock and 23,980 shares of our series A convertible preferred stock to David Michery and Kent Puckett, the sole shareholders of American. On August 18, 2006, we filed a certificate of amendment to our certificate of incorporation with the Delaware secretary of state changing our name to “American Southwest Music Distribution, Inc.”

As a result, our business is the business of American. American’s current business is the production, acquisition, marketing and sale of pre-recorded music. American’s pre-recorded music products will include releases of the new musical performances of recording artists, as well as compilations featuring various artists or repackaged releases of previously recorded music from our master music catalog and derived from licenses of music masters from third-parties. The exchange will be accounted for as a reverse acquisition. The accounting rules for reverse acquisitions require that, beginning with the date of the acquisition (March 13, 2006), our balance sheet include the assets and liabilities of American and our equity accounts be recapitalized to reflect the net equity of American. Accordingly, our historical operating results are now the operating results of American.

Our current executive offices are located at 8721 Sunset Blvd., Penthouse 7, West Hollywood, California 90069. Our telephone number is (310) 659-8770.

Company History

We produce, acquire, market and sell pre-recorded music through our wholly owned subsidiary, American. American was incorporated in the State of Texas in May 2004. In July 2004, American acquired the assets of Celestial Breakaway Records’ and Out of Control Records’ music catalog, which consisted of rights to various master recordings previously released commercially. Pursuant to that acquisition, American procured the exclusive right to commercially market and sell those master recordings worldwide.

On October 13, 2004, American entered into that certain Agreement and Plan of Reorganization with the Company (the “Merger Agreement”), pursuant to which all of American’s outstanding shares were to be converted into shares of the Company’s capital stock, with the Company being the surviving corporation. Although the Merger Agreement was executed, certain closing conditions were never satisfied, including the filing of a certificate of merger with the Delaware Secretary of State and as such the merger was never consummated. The Board of Directors of both American and the Company deemed it in the best interest of their respective companies and shareholders to terminate the Merger Agreement and to enter into the Exchange Agreement.

On March 13, 2006, American, their shareholders and the Company entered into the Exchange Agreement pursuant to which the Company issued an aggregate of 22,500,000 shares of its common stock and 23,980 shares of its series A convertible preferred stock to the American stockholders in exchange of their transfer of American shares to the Company.

American’s executive offices are located at 8721 Sunset Blvd., Penthouse 7, West Hollywood, California 90069. American’s telephone number is (310) 659-8770.

Recent Developments

Our Board of Directors approved an amendment to our certificate of incorporation (the “Charter Amendment”) to: (i) change our name to “American Southwest Music Distribution” and (ii) effectuate a reverse stock split of our common stock by changing and reclassifying each seventy four (74) shares of our issued and outstanding common stock, par value $.001 per share (“Common Stock”) into one (1) fully paid and non-assessable share of Common Stock (the “Reverse Split”). A majority of our stockholders approved the Charter Amendment by written consent on July 7, 2006. A notice of shareholder action by written consent was mailed to all stockholders of record as of July 7, 2006 informing them of this action on July 27, 2006. The Charter Amendment was filed with the Delaware Secretary of State on August 17, 2006. Nasdaq effectuated the name change and reverse split on Thursday August 24, 2006. No information in this Annual Report has been adjusted to give effect to the Reverse Split.

Our Business

Our business is the production, acquisition, marketing and sale of pre-recorded music. Our pre-recorded music products will include releases of the new musical performances of recording artists, as well as compilations featuring various artists or repackaged releases of previously recorded music from our master music catalog and derived from licenses of music masters from third-parties.

Our expansion and exploitation of its music catalog is an integral part of its business and growth strategy. American owns a music catalog with 25 album masters, and intends to add to the music catalog through strategic and complementary acquisitions, licensing agreements, and by executing recording agreements with artists, production companies and other record labels with new recordings.

We will enter into rights acquisition, licensing, distribution and recording agreements ("Recording Agreements") with artists, third party record labels and production companies ("Labels") to provide us with master recordings that have not been previously released for sale to consumers ("New Masters"). Through each Recording Agreement, we will acquire the worldwide copyright and exclusive right to distribute and license music products derived from the New Masters that will be recorded and produced by the Labels, during the term of the Recording Agreement or any extension thereof. We will also acquire the exclusive right to record and market all New Masters of the recording artist(s) featured on any and all New Masters recorded by the Labels during the term of the Recording Agreements. We will also have the right to extend the term of the Recording Agreement through the exercise of multiple options pursuant to the terms of the Recording Agreements.

Most of our Recording Agreements will have an initial term and will usually have up separate, consecutive, irrevocable options, to renew the term for additional periods, at our sole discretion. As a condition of the initial term, and prior to exercising each option, we will be required to pay recoupable advances to the Label.

Pursuant each Recording Agreement, each Label will agree to deliver one or more New Masters to us during the term of the Recording Agreement. Each New Master will be required to contain at least twelve (12) newly recorded compositions of the featured recording artist(s), having an aggregate playing time of no less than forty (40) minutes ("Album”), and must be complete and satisfactory to us, in our managements’ sole discretion.

If an Album is satisfactory us, we will market and advertise the consumer release of the Album, and after the Label's delivery of an Album to us, we will commercially release the Album in the United States and Canada. Whether or when an Album is commercially released to consumers is within our sole discretion. The actual amount of money spent marketing an Album will be determined by us

Depending upon the initial success of any single, we will advance to the Label the costs to film and produce a music video featuring the single song selected by us. Pursuant to the terms of the Recording Agreement, we have the right to supervise and approve all elements of the music video. Once an acceptable music video is completed, we will use our efforts and pay third-party promoters to secure airplay of the music video on regional and national music video shows, as part of our marketing of the particular Album.

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

Contracts with Universal

Distribution Agreement

On January 25, 2006, we entered into and Exclusive Manufacturing and Distribution Agreement (“Domestic Distribution Agreement”) with Universal Records, a division of UMG Recordings, Inc. (“Universal”). Pursuant to this Agreement, Universal will sell our music products, including compact discs, cassettes, and digital versatile discs (DVD) to consumers mainly through retailers and wholesalers in the United States and Canada. During the term of the Domestic Distribution Agreement, Universal will be our exclusive manufacturer and distributor, through every distribution channel of recorded music in the United States and Canada. Universal will also exclusively handle all of our on-line sales during the term of the Domestic Distribution Agreement.

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

Under the terms of the Domestic Distribution Agreement, Total Net Billings means all Net Billings and Net Licensing Billings that Universal receives from the sale and licensing of our products. Net Proceeds mean Total Net Billings less the following:

▪	Universal’s applicable distribution fees and license fees;
▪	Reserves held, by Universal, against anticipated returns of our products;
▪	Universal’s charges for manufacturing and handling of our products;
▪	All Advances, if any, made by Universal on behalf of us;
▪	All applicable taxes imposed on Universal directly related to the manufacture and sale of our products;
▪	All co-op advertising costs advanced by Universal on our behalf;
▪	Universal’s charges for handling returns and refurbishing our products;
▪	Credits to Universal’s customers for actual returns of our products;
▪	Costs of any special program discounts or price reduction programs; and
▪	Any other amounts that Universal is entitled to receive.

To secure our payment of any fees, advances or monies that become due and payable to Universal, pursuant to the Domestic Distribution Agreement, we executed a security agreement, granting Universal a first position security interest in the following collateral:

▪	All master recordings contained solely on records actually distributed under the Domestic Distribution Agreement, and all contract rights and licenses relating to the master recordings;

▪	All sound recordings contained in the all master recordings contained solely on records actually distributed under the Domestic Distribution Agreement, and all copyrights to such sound recordings;

▪	Any derivatives or duplicates of all master recordings contained solely on records actually distributed under the Domestic Distribution Agreement;

▪	All proceeds derived from all master recordings contained solely on records actually distributed under the Domestic Distribution Agreement;

▪	Any and all monies which become payable to us under the Distribution Agreement;

▪	All inventory now owned or hereafter acquired by us and all proceeds of the sale or other disposition of the inventory; and

▪	Our names and logos used on records, including trademarks.

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

Under the Upstream Agreement, Gross Revenue include:

▪
All monies actually received or credited to Universal from the sale of records in the United States minus reasonable reserves anticipated returns, actual returns and credits for returns, price discounts, and a distribution fee equal to twenty-five (25%) of United States Net Sales;

▪	One hundred percent (100%) of Universal’s Net Receipts in respect to licenses;

▪
Royalties of calculated at a basic rate of nineteen percent (19%) of the applicable Royalty Base Price for records sold through normal retail channels outside the United States by Universal’s direct and immediate principal foreign licensees; and

▪	Fifty percent (50%) net receipts received by Universal, with respect to licenses of masters outside the United States on flat-fee or other royalty basis.

Deductions are:

▪
A reserve for all reasonably anticipated future costs in connection with the particular Artist and/or masters recorded under the contract for anticipated marketing and promotions costs, recording costs, and music video costs; and

▪	All direct costs and expenses incurred by Universal.

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

Competition

The entertainment and recorded music industry is highly competitive. We face competition, from many other record companies, and from entertainment companies from other sectors of the entertainment industry (film and video games) for consumer household discretionary purchases of entertainment products. Record companies also compete for talented artists, producers and songwriters. Although there are many independent record labels, similar to American, three major record companies (BMG/Sony, Warner Music and Universal) currently control the distribution and market for pre-recorded music in the United States and around the world. Many of these record companies have significantly longer operating histories, greater financial resources, assets and larger music catalogs, and larger staffs than us. Our ability to compete in this industry depends on many factors, including but not limited to:

▪	Our management’s and employees’ creativity, skills and relationships with artists, promoters, radio stations, distributors and retailers;

▪	Our ability to sign Recording Agreements to secure new artists and Masters, and to expansion its music catalog;

▪	Our ability to effectively market and sell its music products; and

▪	Our ability to establish, and maintain a reputation for commercially releasing high quality music products.

Employees

As of August 8, 2006, we currently have 7 employees, and 6 are full-time. None of our employees are represented by a labor union and we have not entered into a collective bargaining agreement with any union. We have not experienced any work stoppages and consider our relations with our employees to be good.

Item 1A. Risk Factors and Cautionary Statement Regarding Forward-Looking Information

An investment in our common stock involves a high degree of risk. You should carefully consider the following risk factors and the other information in this annual report before investing in our common stock. Our business and results of operations could be seriously harmed by any of the following risks. The trading price of our common stock could decline due to any of these risks.

Risks Associated with our Business

There is substantial doubt about our ability to continue as a going concern.

We incurred recurring net losses totaling $2,071,520 for the period from inception (July 1, 2004) through April, 30, 2006. As of April 30, 2006 we have an accumulated deficit of $3,465,741 and a working capital deficit of $2,300,702. These conditions raise substantial doubt about our ability to continue as a going concern. Management's plans in this regard are to raise equity or loan financings as required. There are no assurances that we will be successful in this regard.

We are a development stage company, and we have no significant operating history.

We are a development stage company that has not had operations for many years. Our plans and businesses are “proposed” and “intended” but we may not be able to successfully implement them. Our primary business is the production, acquisition, marketing and sale of pre-recorded music. However, we have not yet released a music product and have not earned any revenues and have incurred losses since our incorporation. To date, our management’s efforts have been limited to organizational activities, business planning and seeking initial funding. We currently lack sufficient capital to generate revenue or operate our business in a profitable manner. As a development stage company, our prospects are subject to all the risks and uncertainties frequently encountered by companies in the music industry. In addition, we are subject to all of the risks, uncertainties, expenses, delays, problems, and difficulties typically encountered in the establishment of a new business. We expect that unanticipated expenses, problems, and technical difficulties will occur and that they will result in material delays in the development of our business. We may not obtain sufficient capital or achieve a significant level of operations and, even if we do, we may not be able to conduct such operations on a profitable basis.

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

▪
We may not be successful in identifying attractive acquisitions. We compete with other companies to acquire master recordings, music publishing rights and other record companies. We expect that this competition will continue, which may inhibit our ability to complete suitable acquisitions on favorable terms.

▪
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

The recorded music industry is highly competitive. We face competition for discretionary consumer purchases of our products from other record companies and other entertainment companies, such as film and video companies. Many of these competitors have greater financial and other resources, larger development staffs, and more effective marketing organizations than we do. In the United States three record companies control eighty percent (80%) of record sales: Warner Music Group, Universal Music Group, and Sony Music Entertainment/BMG. Independent record companies generate the balance of record sales. Our ability to compete in this market depends largely on:

▪	The skill and creativity of our employees and their relationships with artists;
▪	Our ability to sign new and established artists and songwriters;
▪	The expansion and utilization of our music catalog;
▪	The acquisition of licenses to enable us to create compilation packages;
▪	The effective and efficient distribution our products; and
▪	Our ability to build and maintain a reputation for producing, licensing, acquiring, marketing and distributing high quality music.

Since we are in a creative industry, we may be able to generate sufficient revenues from successful releases to exceed the costs of unsuccessful product releases.

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

Our Exclusive Manufacturing and Distribution Agreement with Universal is a material contract to our current and future operations (see “Business - Contracts with Universal”). Pursuant to the terms of the Domestic Distribution Agreement, David Michery’s active and full time participation in our business affairs is required. In the event of his death or incapacity or in the event that he ceases, for whatever reason to be actively engaged in our management in a controlling capacity, Universal has the right, without liability of any kind to us whatsoever, to terminate the Domestic Distribution Agreement. Currently, this is our only agreement in place, and its termination would have a material effect on our business, financial condition and operating results.

Risks Associated with Investing in our Common Stock

There is a limited trading market for our common stock.

Our common stock is traded on the OTC Bulletin board under the symbol “ASWD.OB.” There has been virtually no trading activity in our stock recently, and when it has traded, the price has fluctuated widely. We consider our common stock to be “thinly traded” and any last reported sale prices may not be a true market-based valuation of the common stock. A consistently active trading market for our stock may not develop at any time in the future. Stockholders may experience difficulty selling their shares if they choose to do so because of the illiquid market and limited public float for our stock. It is possible that even a limited public market for our common stock will not be sustained after the date of this annual report or at a time at which you may desire to sell your shares.

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

Assuming that issued and outstanding warrants and options for our common stock have not been exercised, our executive officers and/or their affiliated companies directly or beneficially own approximately 93% of our outstanding common stock (on a fully converted basis) as of August, 2006. As a result our executive officers may be able to significantly influence the management of the company and all matters requiring stockholder approval, including the election of directors. Such concentration of ownership may also have the effect of delaying or preventing a change in control of our company.

Our directors and executive officers control the company.

Our directors, executive officers and/or their affiliated companies directly or beneficially own approximately 93% of our outstanding common stock (on a fully converted basis). Accordingly, these persons, as a group, may be able to exert significant influence over the direction of our affairs and business, including any determination with respect to our acquisition or disposition of assets, future issuances of common stock or other securities, and the election of directors. Such a concentration of ownership may also have the effect of delaying, deferring, or preventing a change in control of the company.

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

Our charter documents give our board of directors the authority to issue series of preferred stock without a vote or action by our stockholders. The board also has the authority to determine the terms of preferred stock, including price, preferences and voting rights. The rights granted to holders of preferred stock may adversely affect the rights of holders of our common stock. For example, a series of preferred stock may be granted the right to receive a liquidation preference - a pre-set distribution in the event of a liquidation - that would reduce the amount available for distribution to holders of common stock. In addition, the issuance of preferred stock could make it more difficult for a third party to acquire a majority of our outstanding voting stock. As a result, common stockholders could be prevented from participating in transactions that would offer an optimal price for their shares.

Cautionary Statement Concerning
Forward-Looking Statements

Some of the statements in this annual report are forward looking statements, which are subject to risks and uncertainties. These risks and uncertainties could cause actual results to differ materially from those expressed in forward-looking statements. We base these forward-looking statements on our expectations and projections about future events, which we derive from the information currently available to us. Such forward-looking statements relate to future events or our future performance. Forward-looking statements are only predictions. The forward-looking events discussed in this annual report, the documents to which we refer you and other statements made from time to time by us or our representatives, may not occur, and actual events and results may differ materially and are subject to risks, uncertainties and assumptions about us. For these statements, we claim the protection of the “bespeaks caution” doctrine. The forward-looking statements speak only as of the date hereof, and we expressly disclaim any obligation to publicly release the results of any revisions to these forward-looking statements to reflect events or circumstances after the date of this filing.

Item 2. Description of Property

Our executive office is located at 8721 Sunset Blvd., Penthouse 7, West Hollywood, California 90069, telephone (310) 659-8770. We have a two-year lease that began on November 2005 and expires on October 31, 2007 for which we pay $1,685 per month. Other than the office in West Hollywood, California, we do not currently maintain any other office facilities. We plan to open an office in Houston, Texas in the next 12 months. We believe there is an adequate supply of suitable office space for lease on terms acceptable to us.

Item 3. Legal Proceedings

In May 2005, Vestcom, Ltd. filed suit against us, our officers, and several other unrelated companies including AMC American Music Corporation. The lawsuit arose from a loan made by Vestcom on or about July 3, 2003 in the amount of $500,000 to AMC American Music Corporation. Vestcom alleged that AMC American Music Corporation fraudulently transferred its assets (“Subject Assets”) to Celestial Breakaway Records, which is owned and controlled by our President, David Michery, and/or us. We contended that none of its assets belonged previously to AMC American Music Corporation.

Vestcom, Ltd. was seeking not less than $1.2 million from all the defendants including us, to be awarded ownership of all Subject Assets, punitive damages, and other remuneration.

We have entered a stipulation for Settlement/Term Sheet in the action entitled Vestcom v. AMC; Case No. CV-04-03745, which is expected to close on or about September 15, 2006. Pursuant to the stipulation, American agreed to pay Vestcom the damages Vestcom alleges to have incurred in the above referenced action equal to the sum of $500,000 plus interest thereon at a rate of 9.5% from July 3, 2003 through the expected Closing Date, $360,000 as a supplemental damages payment and $250,000 for legal fees and expenses of Vestcom. Assuming a September 15, 2006 closing, the principal amount will equal $1,300,000 (the “Principal Amount”). On the Closing Date, we will issue Vestom a 9.5% promissory note for the Principal Amount, which note will be payable as follows: $150,000 payable on the Closing Date, $250,000 payable on or before January 1, 2007, and the balance to be paid in 8 equal installments paid quarterly beginning April 3, 2007.

The note will be convertible into shares of our common stock at 90% of the average bid price for the five (5) days immediately prior to conversion, subject to certain limitations. The note will be secured by our assets as well as a pledge of a certain amount of David Michery’s shares. We have agreed to register the shares of common stock underlying the note

Item 4. Submission of Matters to a Vote of Security Holders

No matters were submitted to a vote of shareholders in the fourth quarter of the fiscal year ended April 30, 2006.

PART II

Item 5. Market for Common Equity and Related Stockholder Matters

Beginning August 24, 2006, in connection with our name change, our common stock trades on the OTC Bulletin Board under the symbol “ASWD.OB.” Previously, our common stock traded on the OTC Bulletin Board under the symbol “GEEX.OB.” The following table shows the high and low bid or close prices for our common stock for each quarter since May 1, 2004 as reported by the OTC Bulletin Board. We consider our stock to be “thinly traded” and any reported sale prices may not be a true market-based valuation of the stock. Some of the bid quotations from the OTC Bulletin Board set forth below may reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not represent actual transactions.

May 1, 2005 to April 30, 2006	High Close	Low Close
First quarter	$ 0.35	$ 0.12
Second quarter	0.25	0.11
Third quarter	0.21	0.16
Fourth quarter	0.25	0.09

May 1, 2004 to April 30, 2005	High Bid	Low Bid
First quarter	$ 0.86	$ 0.26
Second quarter	0.76	0.41
Third quarter	0.60	0.30
Fourth quarter	0.33	0.15

As of August 8, 2006, there were approximately 26 record holders of our common stock.

We have not paid any cash dividends since our inception and do not contemplate paying dividends in the foreseeable future. It is anticipated that earnings, if any, will be retained to retire debt and for the operation of the business.

Shares eligible for future sale could depress the price of our common stock, thus lowering the value of a buyer’s investment. Sales of substantial amounts of common stock, or the perception that such sales could occur, could adversely affect prevailing market prices for shares of our common stock.

Securities Authorized for Issuance Under Equity Compensation Plans. The following provides information concerning compensation plans under which our equity securities are authorized for issuance as of April 30, 2006:
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

(1) On April 23, 2003, a majority of the stockholders of the Company approved a performance equity plan for 10,000,000 shares of Common Stock ("2003 Performance Equity Plan"). The rights of the common stock were not changed. We intend to issue the shares of common stock from time to time as determined by the board of directors to directors, employees, consultants and others. The board of directors of the Company believes the 2003 Plan will provide flexibility in structuring compensation arrangements and provide an equity incentive for employees and others who are awarded shares under the 2003 Plan. The shares under an award may be issued at less than market price at the discretion of the board of directors. None of the awards as provided under the 2003 Plan are allocated to any particular person or class of persons among those eligible to receive awards. As of April 30, 2006 we have issued a total of 9,890,000 shares of common stock to various consultants under the Plan.

(2) On February 27, 2004, the board of directors of the Company (and approved by a majority of the Company’s stockholders in March 2004) approved a performance equity plan for 10,000,000 shares of common stock. The rights of the common stock were not changed. The purpose of the GL Energy and Exploration, Inc. 2004 Equity Performance Plan is to enable the Company to offer to its employees, officers, directors and consultants whose past, present and/or potential contributions to the Company and its Subsidiaries have been, or will be important to the success of the Company. The various types of long-term incentive awards that may be provided under the Plan will enable the Company to respond to changes in compensation practices, tax laws, accounting regulations and the size and diversity of its business. As of April 30, 2006, no shares have been issued under this plan.

On October 7, 2004, the board of directors of the Company approved the 2004 Stock Incentive Plan for 35,000,000 shares of Common Stock. The rights of the common stock were not changed. The purpose of the Plan is to encourage and enable officers, directors, and employees of GL Energy and Exploration, Inc. and its Subsidiaries and other persons to acquire a proprietary interest in the Company. It is anticipated that providing such persons with a direct stake in the Company's welfare will assure a closer identification of their interests with those of the Company and its shareholders, thereby stimulating their efforts on the Company's behalf and strengthening their desire to remain with the Company. As of April 30, 2006, we have issued a total of 4,500,000 shares of common stock to various consultants and employees.

RECENT SALES OF UNREGISTERED SECURITIES

On August 4, 2006, American issued a 15% promissory note to Generation Leasing Inc, an accredited investor. This promissory note consolidated certain other promissory notes previously issued by American. The note is guaranteed by the Company and David Michery, The issuance was exempt under Section 4(2) of the Securities Act of 1933, as amended

On July 12, 2006, the Company and American jointly issued a 10% $50,000 promissory note to a single accredited investor. The issuance was exempt under Section 4(2) of the Securities Act of 1933, as amended.

On June 23, 2006, the Company issued 2,000,000 shares of its common stock to a consultant as a compensatory stock grant under a service agreement. The issuance was exempt under Section 4 (2) of the Securities Act of 1933, as amended.

On June 29, 2006, the Company issued 2,000,000 shares of its common stock to a consultant as a compensatory stock grant under a service agreement. The issuance was exempt under Section 4 (2) of the Securities Act of 1933, as amended.

On June 13, 2006, the Company issued 2,000,000 shares of its common stock to a consultant as a compensatory stock grant under a Service Agreement. The issuance was exempt under Section 4(2) of the Securities Act of 1933, as amended.

Pursuant to the Exchange Agreement, in March 2006, the Company issued 22,500,000 shares of its common stock and 23,980 shares of its series A preferred stock to David Michery and Kent Puckett, the sole stockholders of American, in exchange for all of the American stock held by them. This issuance was exempt under Section 4(2) of the Securities Act of 1933, as amended.

During the year ending December 31, 2004, the Company issued 2,900,000 shares of common stock for as compensatory stock grants. The Company’s board valued the common stock at $0.079 for a total value of $229,001. These issuances were exempt under Section 4(2) of the Securities Act of 1933, as amended.

On September 23, 2004, American issued 0% promissory notes to a single accredited investor in the amount of $175,000. These notes are, at the option of the holder, convertible into shares of our common stock at market value. The maturity date of the notes was March 23, 2005. Upon default, the notes bear interest at 10%. The notes are currently in default.

In August 2004, American issued 3,746 shares of its common stock to David Michery and Kent Puckett as consideration for its purchase of all of the assets of Celestial Breakaway Records, a company owned solely by Messrs. Michery and Puckett. American’s board of directors valued these assets at $3,746,000. This issuance was exempt under Section 4(2) of the Securities Act of 1933, as amended.

In August 2004, American issued 470 shares of our common stock to David Michery as consideration for its purchase of all of the assets of Out of Control Records, a company owned by Messrs. Michery and Puckett. American’s board of directors valued these assets at $470,000 This issuance was exempt under Section 4(2) of the Securities Act of 1933, as amended.

In August 2004, American issued 76 shares of our common stock to Mr. Michery in exchange for certain furniture, fixtures and equipment contributed to us by Mr. Michery. This issuance was exempt under Section 4(2) of the Securities Act of 1933, as amended.

In August 2004, American issued 2 shares of our common stock to Mr. Michery for a cash purchase price of $2,000. This issuance was exempt under Section 4(2) of the Securities Act of 1933, as amended.

From February through September 30, 2004, the Company issued 538,401 shares of common stock to 25 non-U.S. investors in a private placement for an aggregate purchase price of $110,428.. These issuances were exempt under Regulation S of the Securities Act of 1933, as amended. During the quarter ended June 30, 2004, the Company sold 538,401 shares from the trust for net proceeds of $110,428. The Company also issued a total of 1,370,000 shares of stock through December 31, 2004 as compensatory stock grants to 2 consultants. The Company’s board valued the common stock at $.098 for a total value of $134,300. This issuance was exempt under Section 4(2) of the Securities Act of 1933, as amended.

During the year ending December 31, 2003, the Company issued 8,490,000 shares of common stock for services valued at $1,896,600 and issued 20,000,000 shares for an investment in a joint venture valued at $20,000. These issuances were exempt under Section 4(2) of the Securities Act of 1933, as amended.

In June 2003, the Company issued 20,000,000 shares of common stock valued at $20,000 to two directors for an investment in a mining claim in Chile. These shares were issued to two individuals, as follows: Donald Byers - 17,500,000 and Arthur Lang - 2,500,000. These issuances were exempt under Section 4(2) of the Securities Act of 1933, as amended.

Item 6. Management’s Discussion and Analysis or Plan of Operation

The following discussion and analysis should be read in conjunction with our audited consolidated financial statements and related notes included in this report. This report contains “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. The statements contained in this report that are not historic in nature, particularly those that utilize terminology such as “may,” “will,” “should,” “expects,” “anticipates,” “estimates,” “believes,” or “plans” or comparable terminology are forward-looking statements based on current expectations and assumptions.

Various risks and uncertainties could cause actual results to differ materially from those expressed in forward-looking statements. Factors that could cause actual results to differ from expectations include, but are not limited to, those set forth under the section “Risk Factors” set forth in this report.

The forward-looking events discussed in this annual report, the documents to which we refer you and other statements made from time to time by us or our representatives, may not occur, and actual events and results may differ materially and are subject to risks, uncertainties and assumptions about us. For these statements, we claim the protection of the “bespeaks caution” doctrine. All forward-looking statements in this document are based on information currently available to us as of the date of this report, and we assume no obligation to update any forward-looking statements. Forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause the actual results to differ materially from any future results, performance or achievements expressed or implied by such forward-looking statements.

General

We produce, acquire, market and sell pre-recorded music through our wholly owned subsidiary, American. American was incorporated in the State of Texas in May 2004. In July 2004, American acquired the assets of Celestial Breakaway Records’ and Out of Control Records’ music catalog, which consisted of rights to various master recordings previously released commercially. Pursuant to that acquisition, American procured the exclusive right to commercially market and sell those master recordings worldwide.

On March 13, 2006, American, their shareholders and the Company entered into the Exchange Agreement pursuant to which the Company issued an aggregate of 22,500,000 shares of its common stock and 23,980 shares of its series A convertible preferred stock to the American stockholders in exchange of their transfer of American shares to the Company.

Our executive offices are located at 8721 Sunset Blvd., Penthouse 7, West Hollywood, California 90069. Our telephone number is (310) 659-8770.

Significant Accounting Policies

Financial Statement Presentation

The financial statements presented herein reflect the consolidated financial statements of the Company and American Southwest after giving effect to the reverse merger of the two companies on a historical basis.

Music catalog

Cost Basis

The cost basis in the music catalog is recorded at cost. Amortization will be computed using the straight-line method over periods ranging from 1 to 5 years. Amortization will be recorded once revenues commence.

Risk of Obsolescence

A number of the Music Catalogues date from contracts entered into from 1997 - 1998 that provide for a limited number of album or single release recordings and options for extension thereon. Accordingly, there is a risk that the Music Catalogues owned by the Company are subject to competition from later releases by the artists through other entities besides the Company, as well as the risk of the passage of time on the salability on the masters owned by the Company.

Impairment of Long-Lived and Other Intangible Assets

The Company reviews the carrying value of both its long-lived and other intangible assets annually, or whenever events or changes in circumstances indicate that the historical cost-carrying value of an asset may no longer be appropriate. The Company assesses recoverability of the carrying value of the asset by estimating the future net cash flows expected to result from the asset, including eventual disposition. If the future net cash flows are less than the carrying value of the asset, an impairment loss is recorded equal to the difference between the asset’s carrying value and fair value. At April 30, 2006 the Company’s evaluation determined that no provision for impairment of either its other intangible assets (its “Music Library”) or its fixed assets was required at that date.

Consideration of Other Comprehensive Income Items

SFAS 130 Reporting Comprehensive Income requires companies to present comprehensive income (consisting primarily of net income plus other direct equity changes and credits) and its components as part of the basic financial statements. The Company's financial statements do not contain any changes in equity that are required to be reported separately in comprehensive income.

Recent Accounting Pronouncements

In December 2004, the FASB issued SFAS No. 123(R), “Share-Based Payment,” which establishes standards for transactions in which an entity exchanges its equity instruments for goods or services. This standard requires a public entity to measure the cost of employee services received in exchange for an award of equity instruments based on the grant date fair value of the award. This eliminates the exception to account for such awards using the intrinsic method previously allowable under APB Opinion No. 25. SFAS No. 123 (R) became effective for the interim period beginning July 1, 2005. The Company does not anticipate that the adoption of SFAS No. 123(R) will have a significant impact on the Company’s overall results of operations or financial position.

In December 2004, the FASB issued SFAS No. 153, “Exchanges of Nonmonetary Assets, an amendment of APB Opinion No. 20, Accounting for Nonmonetary Transactions.” The amendments made by SFAS No. 153 are based on the principle that exchanges of nonmonetary assets should be measured based on the fair value of the assets exchanged. Further, the amendments eliminate the narrow exception for nonmonetary exchanges of similar productive assets and replace it with a broader exception for exchanges of nonmonetary assets that do not have commercial substance. A nonmonetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. This statement shall be applied prospectively and is effective for nonmonetary asset exchanges occurring in fiscal periods beginning after June 15, 2005. Earlier application is permitted for nonmonetary asset exchanges occurring in fiscal periods beginning after the date of issuance. The Company does not anticipate that the adoption of SFAS No. 153 will have a significant impact on the Company’s overall results of operations or financial position.

In May 2005, the FASB issued SFAS 154, “Accounting Changes and Error Corrections,” that applies to all voluntary changes in accounting principle. This Statement requires retrospective application to prior periods’ financial statements of changes in accounting principle, unless it is impracticable to determine either the period-specific effects or the cumulative effect of the change. When it is impracticable to determine the period-specific effects of an accounting change on one or more individual prior periods presented, this Statement requires that the new accounting principle be applied to the balances of assets and liabilities as of the beginning of the earliest period for which retrospective application is practicable and that a corresponding adjustment be made to the opening balance of retained earnings (or other appropriate components of equity or net assets in the statement of financial position) for that period rather than being reported in an income statement. When it is impracticable to determine the cumulative effect of applying a change in accounting principle to all prior periods, this Statement requires that the new accounting principle be applied as if it were adopted prospectively from the earliest date practicable. SFAS 154 will be effective for the Company for fiscal year ended December 31, 2007. The Company does not anticipate that the adoption of SFAS No. 154 will have an impact on the Company’s overall results of operations or financial position.

Plan of Operation

We had no revenues for the year-ended April 30, 2006 or since its inception. We incurred $643,463 in operating expenses and $1,310,811 of other costs and expenses, which includes a $1,244,583 loss incurred on legal settlement on behalf of an entity formerly owned by David Michery for the year-ended April 30, 2006. We have also incurred $133,941 in legal and accounting fees. These fees were related to negotiating Recording Agreements, the Exchange Agreement, litigation and SEC compliance requirements. We paid our management $166,795.

We remain a development stage company. Since our inception, we have had minimum working capital to fund our operations. In order to pay the expenses of its operations, we have relied on third-party loans and loans from shareholders. As a result, we have incurred debt in the total amount of $937,580 to pay our expenses. Consequently, our balance sheet for the period of May 2004 (inception) through April 30, 2006, reflects a current asset value of $0 and a total asset value of $4,280,739 of which $0 is in the form of cash.

During the next twelve months of operations, we plan to carry out its plan of operation as described herein. Our management is currently seeking to execute several recording agreements with various production companies, labels and artists. There is no assurance as to when or whether we will locate suitable production companies, labels and artist or suitable master recordings. Also, there are not assurances that we will have sufficient capital to secure the rights under any Recording Agreement negotiated.

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

We have a working capital deficit and only a minimum amount of operating cash with which to fund our future operations. We must obtain adequate funding in order to fulfill our obligations under any recording agreement that we intend to execute, and adequate funding to market and advertise any of music products that we intend to release. If we do not receive adequate funding, its management must either discontinue or substantially scale back our planned operations.

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

Our existing capital is currently not sufficient to enable us to meet our cash needs in conjunction with complying with our reporting obligations under Securities Exchange Act of 1934, as amended, for a period of twelve months following the date hereof.

Regardless of whether our cash assets are adequate to meet its operational needs, we will seek to compensate its management, consultants, employees and other service providers by issuing its shares of stock, or options to buy shares of its common stock in lieu of cash. For information as to our policy in regard to payment for services, see "Other Compensation Arrangements."

We anticipate obtaining funding from the sale of our common stock and from additional loans.

Off-Balance Sheet Arrangements

None.

Item 7. Financial Statements

21

Registered Independent Auditors' Report

To the Board of Directors and Stockholders
GL Energy and Exploration, Inc. (now known as American Southwest Music Distribution, Inc.)
Hollywood, California

We have audited the accompanying consolidated balance sheets of GL Energy and Exploration, Inc. (now known as American Southwest Music Distribution, Inc.), a development stage company, (hereon referred to as “the Company”) as of April 30, 2006 and 2005, and the related consolidated statements of operations, cash flows, and changes in stockholders’ equity for the year ended April 30, 2006, and for the period from inception (July 1, 2004) to April 30, 2005. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States of America). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of GL Energy and Exploration, Inc. (now known as American Southwest Music Distribution, Inc.) as of April 30, 2006 and 2005, and the results of its operations and its cash flows for the year ended April 30, 2006, and for the period from inception (July 1, 2004) to April 30, 2005 in conformity with accounting principles generally accepted in the United States.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 3 to the consolidated financial statements, the Company has suffered recurring losses from operations, and is dependent upon debt and equity financing to provide sufficient working capital to maintain continuity. These circumstances create substantial doubt about the Company’s ability to continue as a going concern. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

KBL, LLP
Certified Public Accountants
August 24, 2006

GL ENERGY AND EXPLORATION, INC. (NOW KNOWN AS AMERICAN SOUTHWEST MUSIC DISTRIBUTION, INC.) ( A DEVELOPMENT STAGE COMPANY) CONSOLIDATED BALANCE SHEETS

	April 30,	April 30,
	2006	2005
ASSETS
Current assets:
Officer loan receivable	$-	$15,142
Prepaid expenses		10,746
Total current assets	-	25,888

Fixed assets:
Furniture and fixtures	42,488	40,671
Equipment	40,501	38,237
Leasehold improvements	7,000	-
	89,989	78,908
Accumulated depreciation	(28,620)	(10,568)
Total fixed assets	61,369	68,340

Other assets:
Music catalog, net of accumulated amortization of $0	4,216,000	4,216,000
Security deposits	3,370
Deferred transaction costs	-	183,900
Total other assets	4,219,370	4,399,900

TOTAL ASSETS	$4,280,739	$4,494,128

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable and accrued expenses payable	$118,539	$44,628
Liability for legal settlement by Company on behalf of entity formerly owned by significant Company stockholder	1,244,583	-
Notes and loans payable, stockholders and entities owned by them	247,711	49,009
Notes and loans payable, others - unrelated third parties	689,869	223,000
TOTAL LIABILITIES	2,300,702	316,637

Stockholders' equity:
Preferred stock - $0.001 par value; 5,000,000 shares authorized, 23,980 issued and outstanding in 2006; $0 par value; 1,000 shares authorized, 0 shares issued and outstanding in 2005	24	-
Common stock - $0.001 par value; 100,000,000 shares authorized, 59,977,042 issued and outstanding in 2006; $.001 par value; 9,000 shares authorized, 4,294 shares issued and outstanding in 2005	59,977	4
Additional paid-in capital	5,385,777	4,294,733
Deficit accumulated during the development stage	(3,465,741)	(117,246)
Total stockholders' equity	1,980,037	4,177,491
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$4,280,739	$4,494,128

See registered independent auditors' report

GL ENERGY AND EXPLORATION, INC. (NOW KNOWN AS AMERICAN SOUTHWEST MUSIC DISTRIBUTION, INC.) ( A DEVELOPMENT STAGE COMPANY) CONSOLIDATED STATEMENTS OF OPERATIONS

		Inception (July 1, 2004)	Inception
	Year ended	through	through
	April 30,	April 30,	April 30,
	2006	2005	2006

EXPENSES
Related party consulting fees and services	$348,975	$-	$348,975
General and administrative	258,520	94,289	352,809
Depreciation and amortization	35,968	10,568	46,536
Total expenses	643,463	104,857	748,320

Loss from operations	(643,463)	(104,857)	(748,320)

Other costs and expenses
Loss incurred on legal settlement by Company on behalf of entity formerly owned by significant Company stockholder	(1,244,583)	-	(1,244,583)
Interest expense	(66,228)	(12,389)	(78,617)
Total other costs and expenses	(1,310,811)	(12,389)	(1,323,200)

NET LOSS	$(1,954,274)	$(117,246)	$(2,071,520)

Net loss per share - basic and diluted	$(0.25)	$(34.15)	$(0.48)

Weighted average shares outstanding:
Basic and diluted	7,891,121	3,433	4,306,887

See registered independent auditors' report

GL ENERGY AND EXPLORATION, INC.
(NOW KNOWN AS AMERICAN SOUTHWEST MUSIC DISTRIBUTION, INC.)
( A DEVELOPMENT STAGE COMPANY)
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
Period from July 1, 2004 (Inception) through April 30, 2006

						Deficit
						Accumulated
					Additional	During the
	Preferred Stock		Common Stock		Paid in	Development
	Shares	Amount	Shares	Amount	Capital	Stage	Total

Issuance of common stock to Company's founders in exchange for music catalog, furniture and fixtures, and equipment	-	$-	4,292	$4	$4,292,733	$-	$4,292,737
Capital contribution			2		2,000		2,000
Net loss for period from inception (July 1, 2004) to April 30, 2005						(117,246)	(117,246)
Balance, April 30, 2005	-	-	4,294	4	4,294,733	(117,246)	4,177,491
Recapitalization of common and preferred shares of GL Energy and Exploration, Inc. as acquiree in merger with Company as acquirer	23,980	24	59,972,748	59,973	1,091,044	(1,394,401)	(243,360)
Net loss						(1,954,094)	(1,954,094)
Balance, April 30, 2006	23,980	$24	59,977,042	$59,977	$5,385,777	$(3,465,741)	$1,980,037

See registered independent auditors' report.

GL ENERGY AND EXPLORATION, INC. (NOW KNOWN AS AMERICAN SOUTHWEST MUSIC DISTRIBUTION, INC.) ( A DEVELOPMENT STAGE COMPANY) CONSOLIDATED STATEMENTS OF CASH FLOWS

			Inception
	Year ended	Year ended	through
	April 30,	April 30,	April 30,
	2006	2005	2006
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(1,954,094)	$(117,246)	$(2,071,340)
Adjustments to reconcile net deficit to cash used in operating activities:
Depreciation and amortization	35,968	10,568	46,536
Loss incurred on legal settlement by Company on behalf of entity formerly owned by significant Company stockholder	1,244,583	-	1,244,583
Net changes in:
Decrease (increase) in prepaid expenses	10,746	(10,746)	-
Increase in security deposits	(3,370)	-	(3,370)
Increase in accounts and accrued expenses payable	48,393	44,628	93,021
NET CASH USED IN OPERATING ACTIVITIES	(617,774)	(72,796)	(690,570)

CASH FLOWS FROM INVESTING ACTIVITIES:
Decrease (increase) in officer loan receivable	15,142	(15,142)
Acquisition of furniture and equipment	(11,081)	(2,171)	(13,252)
NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES	4,061	(17,313)	(13,252)

CASH FLOWS FROM FINANCING ACTIVITIES:
Decrease (increase) in deferred transaction costs	183,900	(183,900)	-
Notes and loans payable, stockholders and entities owned by them	24,813	49,009	73,822
Notes and loans payable, others - unrelated third parties	405,000	223,000	628,000
Common shares issued for cash	-	2,000	2,000
NET CASH PROVIDED BY FINANCING ACTIVITIES	613,713	90,109	703,822

NET CHANGE IN CASH AND CASH EQUIVALENTS	-	-	-

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	-	-	-

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$-	$-	$-

Supplementary disclosures of cash flow information
Cash paid during the year for:
Income taxes	$-	$-	$-
Interest expense	-	-	-

Non-cash operating, investing and financing activities:
Net assets (liabilities) acquired by Company as part of
Merger

Assets acquired:
Accounts receivable	-	-	-
Total assets acquired	0	-	0

Liabilities acquired:
Accounts and accrued expenses payable	3,306	-	3,306
Loans payable, shareholders	240,053	-	150,753
Total liabilities acquired	243,359	-	154,059
Net liabilities assumed	(243,359)	-	(154,059)

Change in Company's stockholders' equity
Preferred stock issued at par value	24	-	24
Common stock issued at par value	59,973	-	59,973
Increase in additional paid-in capital resulting from difference in value of shares exchanged between GL Energy and American Southwest Music Distribution, Inc.	1,091,044	-	1,091,044
Increase in accumulated deficit resulting from difference in value of shares exchanged between GL Energy and American Southwest Music Distribution, Inc.	(1,394,400)	-	(1,394,400)
	(243,359)	-	(243,359)

Common shares issued for music catalog	-	4,216,000	4,216,000
Common shares issued for furniture, fixtures, and equipment	-	76,737	76,737

See registered independent auditors' report

GL ENERGY AND EXPLORATION, INC.
(NOW KNOWN AS AMERICAN SOUTHWEST MUSIC DISTRIBUTION, INC.)
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - NATURE OF BUSINESS / ORGANIZATION

Nature of Business

GL Energy and Exploration, Inc. (herein referred to as “GL Energy” and the “Company”) was a development stage company with no business operations through March 2006. GL Energy was incorporated in Delaware on October 7, 1998 under the name LRS Group Incorporated. On October 15, 1998, the name was changed to LRS Capital, Inc. On October 10, 2001, the company changed its name to GL Energy and Exploration, Inc. GL Energy was traded on the OTC Bulletin board under the symbol “GEEX.OB.”

Merger with American Southwest Music Distribution, Inc.

American Southwest Music Distribution, Inc. (“American Southwest”) was incorporated in the State of Texas in May of 2004. American Southwest remained inactive until it commenced development stage activity in July of 2004.

American Southwest was created to generate revenue through music licensing, recording, and distribution. American Southwest acquired the rights to several music master catalogs for the purpose of generating revenues from the sale of records derived from these catalogs. The expansion and exploitation of its music catalog is an integral part of American Southwest’s business and growth strategy. American Southwest owns a music catalog with 25 album masters, and intends to add to the music catalog through strategic and complementary acquisitions, licensing agreements, and by executing recording agreements with artists, production companies, and other record labels with new recordings.

On March 13, 2006, American Southwest and GL Energy entered into a Securities Purchase Agreement and Plan of Reorganization. As part of the agreement GL Energy issued 22,500,000 shares of their $.001 par value common stock and 23,980 shares of their $.001 par value Series A convertible preferred stock to David Michery and Kent Puckett, the sole shareholders of American Southwest, in exchange for all of the issued and outstanding $.001 par value common shares of American Southwest, totaling 4,294 shares.

Since GL Energy had no assets of substance prior to the transaction, for accounting purposes the acquisition has been treated as a merger of both companies and recapitalization of the shares of American Southwest, with GL Energy as the acquirer and American Southwest as the surviving entity (reverse acquisition). The accounting rules for reverse acquisitions require that, beginning with the date of the acquisition (March 13, 2006), the balance sheet include the assets and liabilities of American Southwest and the equity accounts be recapitalized to reflect the net equity of American Southwest. Accordingly, the historical operating results are now the operating results of American Southwest. The historical development stage entity financial statements prior to March 13, 2006 are those of American Southwest.

On August 18, 2006 the State of Delaware approved the Company changing its name from “GL Energy and Exploration, Inc.” to “American Southwest Music Distribution, Inc.” Effective August 24, 2006 the Company is now traded on the OTC Bulletin board under the symbol “ASWD.OB.”

See registered independent auditors’ report.

GL ENERGY AND EXPLORATION, INC.
(NOW KNOWN AS AMERICAN SOUTHWEST MUSIC DISTRIBUTION, INC.)
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 2 - SUMMARY OF ACCOUNTING POLICIES

Financial Statement Presentation

The financial statements presented herein reflect the consolidated financial statements of GL Energy and American Southwest after giving effect to the reverse merger of the two companies on a historical basis.

Reclassifications

Certain prior year amounts have been reclassified to conform to the current year presentation.

Use of Estimates

In preparing financial statements, management makes estimates and assumptions that affect the reported amounts of assets and liabilities in the balance sheet and revenue and expenses in the statement of expenses. Actual results could differ from those estimates.

Principles of Consolidation

The consolidated financial statements include the accounts of the merged entities. All significant intercompany transactions and balances have been eliminated in consolidation.

Cash and Cash Equivalents

For purposes of the statement of cash flows, the Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents.

Revenue Recognition

The Company recognizes revenue when persuasive evidence of an arrangement exists, services have been rendered, the sales price is fixed or determinable, and collectability is reasonably assured.

Music Catalog

Cost Basis

The cost basis in the music catalog is recorded at cost. Amortization will be computed using the straight-line method over periods ranging from 1 to 5 years. Amortization will be recorded once revenues commence.

Risk of Obsolescence

A number of the Music Catalogues date from contracts entered into from 1997 - 1998 that provide for a limited number of album or single release recordings and options for extension thereon. Accordingly, there is a risk that the Music Catalogues owned by the Company are subject to competition from later releases by the artists through other entities besides the Company, as well as the risk of the passage of time on the salability on the masters owned by the Company.

Fixed assets

Fixed assets are stated at cost. Depreciation is computed using the straight-line method over the following estimated useful lives:

Estimated
Description	useful life

Furniture and fixtures	5 years
Equipment	5 years
Leasehold improvements	2 years

See registered independent auditors’ report.

GL ENERGY AND EXPLORATION, INC.
(NOW KNOWN AS AMERICAN SOUTHWEST MUSIC DISTRIBUTION, INC.)
(A DEVELOPMENT STAGE COMPANY)
CONSOLIDATED NOTES TO FINANCIAL STATEMENTS

NOTE 2 - SUMMARY OF ACCOUNTING POLICIES (CONTINUED)

Impairment of Long-Lived and Other Intangible Assets

The Company reviews the carrying value of both its long-lived and other intangible assets annually, or whenever events or changes in circumstances indicate that the historical cost-carrying value of an asset may no longer be appropriate. The Company assesses recoverability of the carrying value of the asset by estimating the future net cash flows expected to result from the asset, including eventual disposition. If the future net cash flows are less than the carrying value of the asset, an impairment loss is recorded equal to the difference between the asset’s carrying value and fair value. At April 30, 2006 the Company’s evaluation determined that no provision for impairment of either its other intangible assets (its “Music Library”) or its fixed assets was required at that date.

Income Taxes

The Company recognizes deferred tax assets and liabilities based on differences between the financial reporting and tax bases of assets and liabilities using the enacted tax rates and laws that are expected to be in effect when the differences are expected to be recovered. The Company provides a valuation allowance for deferred tax assets for which it does not consider realization of such assets to be more likely than not.

Basic and Diluted Loss per Share

The Company complies with the requirements of the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128, “Earning per Share” (“SFAS No. 128”). SFAS No. 128 specifies the compilation, presentation and disclosure requirements for earnings per share for entities with publicly held common stock or potentially common stock. Net loss per common share, basic and diluted, is determined by dividing the net loss by the weighted average number of common shares outstanding.

Net loss per common share-diluted does not include potential convertible preferred shares (See Note 1).

Consideration of Other Comprehensive Income Items

SFAS 130 Reporting Comprehensive Income requires companies to present comprehensive income (consisting primarily of net income plus other direct equity changes and credits) and its components as part of the basic financial statements. The Company's financial statements do not contain any changes in equity that are required to be reported separately in comprehensive income.

Recent Accounting Pronouncements

In December 2004, the FASB issued SFAS No. 123(R), “Share-Based Payment,” which establishes standards for transactions in which an entity exchanges its equity instruments for goods or services. This standard requires a public entity to measure the cost of employee services received in exchange for an award of equity instruments based on the grant date fair value of the award. This eliminates the exception to account for such awards using the intrinsic method previously allowable under APB Opinion No. 25. SFAS No. 123 (R) became effective for the interim period beginning July 1, 2005. The Company does not anticipate that the adoption of SFAS No. 123(R) will have a significant impact on the Company’s overall results of operations or financial position.

See registered independent auditors’ report.

GL ENERGY AND EXPLORATION, INC.
(NOW KNOWN AS AMERICAN SOUTHWEST MUSIC DISTRIBUTION, INC.)
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 2 - SUMMARY OF ACCOUNTING POLICIES (CONTINUED)

Recent Accounting Pronouncements (continued)

In December 2004, the FASB issued SFAS No. 153, “Exchanges of Non-monetary Assets, an amendment of APB Opinion No. 20, Accounting for Non-monetary Transactions.” The amendments made by SFAS No. 153 are based on the principle that exchanges of non-monetary assets should be measured based on the fair value of the assets exchanged. Further, the amendments eliminate the narrow exception for non-monetary exchanges of similar productive assets and replace it with a broader exception for exchanges of non-monetary assets that do not have commercial substance. A non-monetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. This statement shall be applied prospectively and is effective for non-monetary asset exchanges occurring in fiscal periods beginning after June 15, 2005. Earlier application is permitted for non-monetary asset exchanges occurring in fiscal periods beginning after the date of issuance. The Company does not anticipate that the adoption of SFAS No. 153 will have a significant impact on the Company’s overall results of operations or financial position.

In May 2005, the FASB issued SFAS 154, “Accounting Changes and Error Corrections,” that applies to all voluntary changes in accounting principle. This Statement requires retrospective application to prior periods’ financial statements of changes in accounting principle, unless it is impracticable to determine either the period-specific effects or the cumulative effect of the change. When it is impracticable to determine the period-specific effects of an accounting change on one or more individual prior periods presented, this Statement requires that the new accounting principle be applied to the balances of assets and liabilities as of the beginning of the earliest period for which retrospective application is practicable and that a corresponding adjustment be made to the opening balance of retained earnings (or other appropriate components of equity or net assets in the statement of financial position) for that period rather than being reported in an income statement. When it is impracticable to determine the cumulative effect of applying a change in accounting principle to all prior periods, this Statement requires that the new accounting principle be applied as if it were adopted prospectively from the earliest date practicable. SFAS 154 will be effective for the Company for fiscal year ended December 31, 2007. The Company does not anticipate that the adoption of SFAS No. 154 will have an impact on the Company’s overall results of operations or financial position.

NOTE 3 - GOING CONCERN

As shown in the accompanying consolidated financial statements, the Company incurred recurring net losses totaling $2,071,520 as a development stage entity for the period from inception (July 1, 2004) through April 30, 2006. The Company has an accumulated deficit of $3,465,741 and a deficiency in working capital of $2,300,702 as of April 30, 2006. These conditions raise substantial doubt as to the Company’s ability to continue as a going concern. Management is trying to raise additional capital through sales of stock or loan financing arrangements. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

See registered independent auditors’ report.

GL ENERGY AND EXPLORATION, INC.
(NOW KNOWN AS AMERICAN SOUTHWEST MUSIC DISTRIBUTION, INC.)
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 4 - INCOME TAXES

The Company incurred no federal income tax expense for the years ended April 30, 2006 and 2005. The Company has net operating loss carryforwards available of approximately $2,071,000 to offset future net income. Due to uncertainty surrounding the realization of the favorable tax attributes in future tax returns, the Company has placed a full valuation allowance against its net deferred tax asset. At such time as it is determined that it is more likely than not that the deferred tax asset is realizable, the valuation allowance will be reduced. Furthermore, the net operating loss carry forward may be subject to further limitation pursuant to Section 382 of the Internal Revenue Code.

The cumulative net operating loss carryforward will expire in accordance with the following schedule:

April 30, 2025	$117,246
2026	1,954,274
$2,071,520

Deferred income taxes consist of the following:

Deferred tax assets	$704,256
Less: valuation allowance	704,256
$--

See registered independent auditors’ report.

GL ENERGY AND EXPLORA TION, INC.
(NOW KNOWN AS AMERICAN SOUTHWEST MUSIC DISTRIBUTION, INC.)
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 5 - NOTES AND LOANS PAYABLE

Details regarding notes and loans payable follow below:

Donald Byers, former President and Chairman of the Board of pre-merger GL Energy and Exploration, Inc. and a holder of approximately 16,190,000 of the post-merger entity’s $.001 par value common shares:

Unsecured $49,009 note dated April 25, 2005 held by Byers and Associates, an entity owned by Donald Byers. The note was due and payable on February 28, 2006. The note accrued interest at a rate of 10% per annum, in the event of default, on the entire unpaid principal balance. The note included an amount equal to $10,916, which represents prior interest expense incurred added to the note balance. The principal balance plus accrued interest that was due on February 28, 2006 had not been paid and the note was in default. It continues to accrue interest and the holder has indicated the intention not to demand payment of the amount due for a period of at least one year from the April 30, 2006 balance sheet date.
$49,009

Unsecured $16,592 note dated May 26, 2005 held by Byers and Associates, an entity owned by Donald Byers. The note was due and payable on February 28, 2006. The note accrued interest at a rate of 10% per annum. The principal balance plus accrued interest that was due on February 28, 2006 had not been paid and the note was in default. It continues to accrue interest and the holder has indicated the intention not to demand payment of the amount due for a period of at least one year from the April 30, 2006 balance sheet date.	16,592

Unsecured $101,180 loans payable to Don Byers. The loans are due on demand and accrue interest at 10% per annum. They continues to accrue interest and the holder has indicated the intention not to demand payment of the amount due for a period of at least one year from the April 30, 2006 balance sheet date.	101,180

Unsecured $24,409 loan payable to Wellstar International, an entity owned by Don Byers. The loan is due on demand and accrues interest at 10% per annum. It continues to accrue interest and the holder has indicated the intention not to demand payment of the amount due for a period of at least one year from the April 30, 2006 balance sheet date.	24,409

Unsecured $10,800 loan payable to Northern Business, entity owned by Don Byers. The loan is due on demand and accrues interest at 10% per annum. It continues to accrue interest and the holder has indicated the intention not to demand payment of the amount due for a period of at least one year from the April 30, 2006 balance sheet date.	10,800

201,990

See registered independent auditors’ report.

GL ENERGY AND EXPLORATION, INC.
(NOW KNOWN AS AMERICAN SOUTHWEST MUSIC DISTRIBUTION, INC.)
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 5 - NOTES AND LOANS PAYABLE (CONTINUED)

Other Stockholders

Unsecured $37,500 loan payable to Chris Lotito, a minority shareholder. The loan is due on demand and accrue interest at 10% per annum. It continues to accrue interest and the holder has indicated the intention not to demand payment of the amount due for a period of at least one year from the April 30, 2006 balance sheet date.	$37,500

Unsecured $8,221 loan payable to David Michery, the Company’s Chief Executive Officer. The loan is non-interest bearing and due on demand. It continues to accrue interest and the holder has indicated the intention not to demand payment of the amount due for a period of at least one year from the April 30, 2006 balance sheet date.	8,221

Notes and loans payable, stockholders and the entities owned by them	247,711

Other unrelated third parties

$150,000 unrelated third party note dated March 30, 2006 held by Generation Leasing, LLC, net of unamortized deferred loan origination fees of $13,333. The note was due and payable on December 30, 2006. The note called for a monthly payment of $1,875, which represented interest only calculated on an annual interest rate of 15%. All assets of the Company, including intangibles, patents, and purchase contracts, were to be security for repayment.	136,667

$150,000 unrelated third party note dated November 30, 2005 held by Generation Leasing,LLC, net of unamortized deferred loan origination fees of $8,750. The note was due and payable on November 30, 2006. The note called for a monthly payment of $1,875, which represented interest only calculated on an annual interest rate of 15%. All assets of the Company, including intangibles, patents, and purchase contracts, were to be security for repayment.	141,250

$150,000 unrelated third party note dated August 26, 2005 held by Generation Leasing,LLC, net of unamortized deferred loan origination fees of $5,000. The note was due and payable on August 31, 2006. The note called for a monthly payment of $1,875, which represented interest only calculated on an annual interest rate of 15%. All assets of the Company, including intangibles, patents, and purchase contracts, were to be security for repayment.	145,000

$150,000 unrelated third party note dated September 23, 2004 held by Pegasus Capital, Inc.The note accrued interest at a rate of 6.5% per annum. The entire outstanding unpaid principal balance plus accrued interest was due and payable on November 21, 2004 in either cash or common stock of the Company equal to the fair market value of the unpaid obligation. In the event of default, the entire unpaid principal balance and all accrued interest was to become immediately due and payable, while interest was to accrue at a rate of 10% starting from the date of the note. The principal balance plus accrued interest that was due on November 21, 2004 was not paid and the note was in default. It continues to accrue interest and the holder has indicated the intention not to demand payment of the amount due for a period of at least one year from the April 30, 2006 balance sheet date.
150,000

See registered independent auditors’ report.

GL ENERGY AND EXPLORATION, INC.
(NOW KNOWN AS AMERICAN SOUTHWEST MUSIC DISTRIBUTION, INC.)
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 5 - NOTES AND LOANS PAYABLE (CONTINUED)

Other unrelated third parties (continued)

$38,000 unrelated third party note dated April 25, 2005 held by Pegasus Capital, Inc. The note was due and payable on March 1, 2006, and under the note provision did not accrue interest. In the event of default, interest was to accrue at a rate 10% per annum. The entire outstanding unpaid principal balance plus accrued interest was due and payable in either cash or common stock of the Company equal to the fair market value of the unpaid obligation. The principal balance plus accrued interest that was due on March 1, 2006 had not been paid and the note was in default. It continues to accrue interest and the holder has indicated the intention not to demand payment of the amount due for a period of at least one year from the April 30, 2006 balance sheet date.
$38,000

$25,000 unrelated third party note dated September 23, 2004 held by Pegasus Capital, Inc.The note accrues interest at a rate of 6.5% per annum. The entire outstanding unpaid principal balance plus accrued interest was due and payable on November 21, 2004 in either cash or common stock of the Company equal to the fair market value of the unpaid obligation. In the event of default, the entire unpaid principal balance and all accrued interest was to become immediately due and payable, while interest was to accrue at a rate of 10% starting from the date of the note. The principal balance plus accrued interest that was due on November 21, 2004 had not been paid and the note was in default. It continues to accrue interest and the holder has indicated the intention not to demand payment of the amount due for a period of at least one year from the April 30, 2006 balance sheet date.
25,000

$10,000 unrelated third party note dated August 31, 2004 held by Pegasus Capital, Inc.The note accrued interest at a rate of 6.5% per annum. The entire outstanding unpaid principal balance plus accrued interest was due and payable on August 31, 2005. There was to be no pre-payment of any kind without the written consent of both parties. In the event of default the entire unpaid principal balance and all accrued interest was to become immediately due and payable, while interest was to accrue at a rate of 25% starting from the date of the note. The principal balance plus accrued interest that was due on August 31, 2005 had not been paid and the note was in default. It continues to accrue interest and the holder has indicated the intention not to demand payment of the amount due for a period of at least one year from the April 30, 2006 balance sheet date.
10,000

Unsecured $43,952 loan payable to Three Sisters Investment Corp. The loan is due on demand and accrues interest at 10% per annum. It continues to accrue interest and the holder has indicated the intention not to demand payment of the amount due for a period of at least one year from the April 30, 2006 balance sheet date.	43,952

Notes and loans payable, others - unrelated third parties	689,869
$937,580

Accounts payable and accrued expenses payable at April 30, 2006 includes $9,390 of accrued interest payable to Company stockholders and entities owned by them. Prepaid expenses at April 30, 2005 include $10,746 of prepaid interest paid by the Company in advance to a Company stockholder, Donald Byers. Accounts payable and accrued expenses payable at April 30, 2006 and 2005, includes $51,212 and $12,219 of accrued interest payable to unrelated parties, respectively.

See registered independent auditors’ report.

GL ENERGY AND EXPLORATION, INC.
(NOW KNOWN AS AMERICAN SOUTHWEST MUSIC DISTRIBUTION, INC.)
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 5 - NOTES AND LOANS PAYABLE (CONTINUED)

Interest expense incurred by the Company to Company stockholders and entities owned by them was $14,920 and $170 for years ended April 30, 2006 and 2005, respectively, and $15,090 for the period from inception of the development stage (July 1, 2004) to April 30, 2006. Interest expense incurred by the Company to unrelated third parties was $51,308 and $12,219 for year ended April 30, 2006 and for the period from inception (July 1, 2004) through April 30, 2005, respectively, and $63,527 for the period from inception of the development stage (July 1, 2004) to April 30, 2006.

See Note 11 concerning additional borrowing and promissory notes made subsequent to the balance sheet date.

 NOTE 6 - OPERATING FACILITIES

The Company maintained offices in Santa Fe Springs, California under a sublease agreement dated August 1, 2004, whereby it was required to make monthly payments of $3,900 to a third party landlord under a lease which was to expire in August 31, 2006, on behalf of American Music Corporation, Inc. (“AMC”), an entity formerly owned by David Michery. The landlord agreed to terminate the lease in April 2005 and the lease was settled by the Company for a final payment of $12,592, which amount was charged to rent expense by the Company.

The Company entered into a new lease for office space located in West Hollywood, California, which commenced November 2005 and will expire on October 31, 2007. The lease agreement requires monthly payments of $1,685. Future minimum lease payments are as follows:

April 30, 2007	$20,220
2008	10,110

Rent expense incurred by the Company was $10,106 and $30,352 for year ended April 30, 2006 and for the period from inception (July 1, 2004) through April 30, 2005, respectively, and $40,458 for the period from inception of the development stage (July 1, 2004) to April 30, 2006.

NOTE 7 - RELATED PARTY TRANSACTIONS

(A)	CONTRIBUTED INTANGIBLE ASSETS AND EQUITY CAPITALIZATION OF AMERICAN SOUTHWEST PRIOR TO THE MARCH 13, 2006 MERGER TRANSACTION

During 2004, American Southwest issued 470 shares and 3,746 shares of its $.001 par value common stock to Out of Control Records, Inc. and Celestial Breakaway Records (“Celestial”) in exchange for Music Catalogs valued at the actual cost paid by those entities to obtain the underlying contracts and “Masters” in the Catalogs of $470,000 and $3,746,000, respectively. Out of Control Records, Inc. and Celestial are owned and controlled by David Michery. In addition, the American Southwest issued 76 shares of its $.001 par value common stock to David Michery in exchange for furniture and fixtures, and equipment valued at $76,737. David Michery also paid $2,000 for 2 shares of $.001 par value common stock.

A settlement by the Company with Vestcom, Ltd involving assets transferred to Celestial that included the Music Catalogues received by the Company in exchange for its shares in the preceding paragraph is described in detail in (B) below.

See registered independent auditors’ report.

GL ENERGY AND EXPLORATION, INC.
(NOW KNOWN AS AMERICAN SOUTHWEST MUSIC DISTRIBUTION, INC.)
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 7 - RELATED PARTY TRANSACTIONS (CONTINUED)

B)	WRITE-OFF OF DEFERRED TRANSACTION COSTS IN CONNECTION WITH TERMINATION OF UNSUCCESSFUL PRE-EXISTING MERGER AGREEMENT BETWEEN GL ENERGY AND AMERICAN SOUTHWEST

On March 10, 2006, GL Energy’s board of directors approved the termination of an Agreement and Plan of Reorganization dated as of October 13, 2004 (the “Merger Agreement”). Pursuant to the Merger Agreement, all of American Southwest’s outstanding shares were to be converted into shares of GL Energy’s capital stock, with American Southwest being the surviving corporation. Although the Merger Agreement was executed, certain closing conditions were never satisfied, including the successful filing of a certificate of merger with the Delaware Secretary of State and as such the merger was never consummated. The Board of Directors of the Company deemed it in the best interest of GL Energy and its stockholders to terminate the Merger Agreement, and to enter into the transaction described below.

During the year ended April 30, 2005 American Southwest incurred $183,900 of deferred transaction costs in connection with the transaction. Below is a summary of the $183,900 of deferred transaction costs:

Facilitation fee incurred to Donald Byers	$150,000
Legal and other professional fees	26,780
Transfer agent fees	5,878
Other	1,242
$183,900

As a result of the March 10, 2006 GL Energy Board resolution, these costs were written off to expense during the year ended April 30, 2006, of which $150,000 represents and is classified as “related party consulting fees and services” in the consolidated financial statements. The other items are included in “general and administrative expenses” in those statements..

(C)	RELATED PARTY CONSULTING FEES AND SERVICES

The Company has also incurred related party consulting fees and services of $32,000 during the year ended April 30, 2006 to Robert Guillerman, former President of American Southwest.

The Company has also incurred related party consulting fees and services of $99,295 during the year ended April 30, 2006 to David Michery, CEO of American Southwest.

The Company has also incurred related party consulting fees and services of $42,500 during the year ended April 30, 2006 to Marcus Sanders, former COO of American Southwest.

The Company has also incurred related party consulting fees and services of $25,000 during the year ended April 30, 2006 to Kent Puckett, CFO of American Southwest.

Accordingly, related party consulting fees and services totaled $348,975 and $0 during the year ended April 30, 2006 and the period from inception (July 1, 2004) through April 30, 2005, respectively, and $348,975 for the period from inception of the development stage (July 1, 2004) to April 30, 2006, including the $150,000 incurred to Donald Byers described in (B) above.

See registered independent auditors’ report.

GL ENERGY AND EXPLORATION, INC.
(NOW KNOWN AS AMERICAN SOUTHWEST MUSIC DISTRIBUTION, INC.)
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 7 - RELATED PARTY TRANSACTIONS (CONTINUED)

(D)	LOSS INCURRED ON LEGAL SETTLEMENT ON BEHALF OF ENTITY FORMERLY OWNED BY SIGNIFICANT COMPANY STOCKHOLDER

In May 2005, Vestcom, Ltd. filed suit against American Southwest and its officers. The lawsuit arose from a loan made by Vestcom on or about July 3, 2003 in the amount of $500,000 to American Music Corporation, Inc. (“AMC”). Vestcom alleged that AMC fraudulently transferred its assets which principally included the Music Catalogue (“Subject Assets”) to Celestial, which was owned and controlled by the Company’s Chief Executive Officer, David Michery. American Southwest contended that none of its assets previously belonged to AMC.

Vestcom, Ltd. was seeking not less than $1.2 million from all the defendants, including American Southwest, to be awarded ownership of all subject assets, punitive damages, and other remuneration.

On July 12, 2006 American Southwest reached a settlement with Vestcom whereby American Southwest agreed to pay Vestcom as follow: $500,000, which represents the principal amount of the above loan made by Vestcom on or about July 3, 2003, plus interest thereon at the rate of 9.5% from July 3, 2003 through to the closing date of the settlement. The closing date of the settlement is expected to be no later than September 15, 2006. In addition, American Southwest agreed to pay to Vestcom $360,000 as a supplemental damages payment and $250,000 for legal fees and expenses incurred by Vestcom. Assuming that September 15, 2006 is the closing date, the total amount will be $1,244,583 which includes accrued interest to the date of the settlement, which has been accrued by the Company as of April 30, 2006, with a commensurate loss reflected in the Company’s consolidated statement of operations for the year then ended since the Company is absorbing the loss on behalf of the entity formerly owned by David Michery.

Assuming the settlement closing takes place as planned, American Southwest will issue a promissory note to Vestcom which will bear interest at 9.5%. The note will be payable as follows: $150,000 payable at the closing date, which will be applied to the final payments of interest on the note, $250,000 payable on or before January 1, 2007, and the balance of $1,102,772 payable in 8 equal installments paid quarterly in the amount of $137,847.

The note will also be convertible in whole or in part at any time into American Southwest’s common stock at 90% of the average bid price for the 5 days immediately prior to conversion. American Southwest is also to secure its obligation with a lien on all of its assets, which apparently will be junior in position to the obligation to Pegasus described in Note 5 above. David Michery has agreed to personally guarantee this settlement should American Southwest breach any of its obligations.

The company’s ability to exploit the Music Catalogue received from Celestial is dependent on the Settlement closing taking place as planned and the Company’s meeting the scheduled payments as due, in particular the $250,000 due in January 1, 2007.

(E)	OTHER RELATED PARTY AMOUNTS

At April 30, 2005, the Company had a loans receivable of $15,142 from David Michery, the Company’s Chief Executive Officer. The loan was non-interest bearing and due on demand.

See registered independent auditors’ report.

GL ENERGY AND EXPLORATION, INC.
(NOW KNOWN AS AMERICAN SOUTHWEST MUSIC DISTRIBUTION, INC.)
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 8 - STOCK INCENTIVE PLAN

In 2004, the Board of Directors of GL Energy adopted a 2004 Stock Incentive Plan (‘the plan’) under which 35,000,000 shares of GL Energy’s common stock have been reserved for issuance to employees, officers, directors and consultants whose past, present and/or potential contributions to GL Energy have been, or will be important to the success of GL Energy.

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

During 2004, 3,000,000 one year options were granted to two consultants. The exercise price was $.01 and all 3,000,000 vested immediately. The options were exercised prior to the effective date of the merger and reflected in the pre-merged entities financial statements. No options were granted during 2006 or 2005 and there are no options outstanding at April 30, 2006.

NOTE 9 - EQUITY PERFORMANCE PLAN

In February 2004, the Board of Directors of GL Energy adopted a 2004 Equity Performance Plan under which 10,000,000 shares of GL Energy’s common stock have been reserved for issuance to employees, officers, directors and consultants whose past, present and/or potential contributions to GL Energy have been, or will be important to the success of GL Energy. As of April 30, 2006, no common shares have been issued under this plan.

NOTE 10 - AGREEMENTS WITH UNIVERSAL RECORDS

On January 25, 2006, American Southwest entered into an exclusive manufacturing and distribution agreement (“Domestic Distribution Agreement”) with Universal Records, a division of UMG Recordings, Inc. (“Universal”). Pursuant to this agreement, Universal will sell American Southwest’s music products, including compact discs, cassettes, and digital versatile discs to consumers mainly through retailers and wholesalers in the United States and Canada. During the term of the Domestic Distribution Agreement, Universal will be American Southwest’s exclusive manufacturer and distributor, through every distribution channel of recorded music in the United States and Canada. Universal will also exclusively handle all of American Southwest’s on-line sales during the term of the Domestic Distribution Agreement.

In exchange for its distribution services, through normal retail channels, Universal is entitled to a distribution fee equal to twenty five percent (25%) of American Southwest’s net billings. After the end of the calendar month, where American Southwest’s cumulative net billings exceed $8,000,000, Universal’s distribution fee will be twenty two and one half percent (22.5%) of American Southwest’s net billings. After the end of the calendar month, in which American Southwest’s cumulative net billings exceeds $15,000,000, Universal’s distribution fee will be twenty percent (20%) of American Southwest’s net billings. According to the Domestic Distribution Agreement, net billings means the cumulative wholesale price for sale of American Southwest’s products, less actual returns and credits to customers for such returns for the applicable accounting period.

See registered independent auditors’ report.

GL ENERGY AND EXPLORATION, INC.
(NOW KNOWN AS AMERICAN SOUTHWEST MUSIC DISTRIBUTION, INC.)
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 10 - AGREEMENTS WITH UNIVERSAL RECORDS (CONTINUED)

In consideration for Universal’s services related to sales of American Southwest’s products in the United States and Canada, through channels other than normal retail channels, Universal shall be entitled to a licensing fee equal to fifteen percent (15%) of American Southwest’s net licensing billings. According to the Domestic Distribution Agreement, net licensing billings mean royalties or flat payments received by Universal, on American Southwest’s behalf, attributed to sales, other than sales through normal retail channels.

The Domestic Distribution Agreement became effective January 25, 2006 and will continue until January 25, 2008. Universal has the right to extend the term of the Domestic Distribution Agreement for an additional two years, until January 25, 2010.

On January 25, 2006, American Southwest entered into another agreement with Universal “(Upstream Agreement”) pursuant to which American Southwest granted Universal the right to enter into exclusive recording services contracts with recording artists that have recording contracts with American Southwest, and whose performances are featured on albums distributed by Universal, on American Southwest’s behalf, that achieve sales in the United States equal to or in excess of 25,000 units.

On January 25, 2006, American Southwest entered into the Exclusive Foreign License Agreement (“Foreign License Agreement”) with Universal. The term of the Foreign License Agreement runs simultaneously with the term of the Domestic Distribution Agreement. During the term of the Foreign License Agreement, Universal has the exclusive right to sell, license or otherwise exploit records and videos that its distributes under the Domestic Distribution Agreement through the rest of the universe, excluding the United States.

NOTE 11- SUBSEQUENT EVENTS

On May 5th, 2006, the Company received the proceeds of an additional $150,000 borrowing from Generation Leasing, Inc. and the Company issued its promissory note that was due and payable on December 30, 2006. The note called for a monthly payment of $1,875, which represents interest only calculated on an annual interest rate of 15%. All assets of the Company, including intangibles, patents, and purchase contracts, were pledged as security for repayment.

On August 4, 2006 the Company received the proceeds of an additional $150,000 borrowing from Generation Leasing, Inc. This August 4, 2006 note, the May 5, 2006 $150,000 note described above, plus the three other $150,000 Generation Leasing, Inc. notes described in Note 5 were cancelled by the holder and consolidated into one $750,000 note pursuant to the Company’s agreement to do so. The terms of this new note calls for monthly payments of interest only of $9,375, which is calculated at a rate of 15%. The note is due December 30, 2006. All assets of the Company, including intangibles, patents, and purchase contracts, remain pledged as security for repayment of the new note.

Effective August 24, 2006 the Company is now traded on the OTC Bulletin board under the symbol “ASWD.OB.”

See registered independent auditors’ report.

Item 8. Changes In and Disagreements With Accountants on Accounting and Financial Disclosure.

On August 11, 2006, we dismissed Malone & Bailey PC as our independent accountants, and we engaged KBL, LLP as our independent accountants.

The reports of Malone & Bailey PC on the financial statements of GL Energy & Exploration, Inc. for the fiscal years ended December 31, 2005 and 2004 did not contain an adverse opinion or a disclaimer of opinion, nor were such reports qualified or modified as to uncertainty, audit scope or accounting principles, except that the accountant’s reports of Malone & Bailey PC on our financial statements for the fiscal years ended December 31, 2005 and 2004 stated that we had recurring losses from operation and a working capital deficiency which raised raised substantial doubt about our ability to continue as a going concern.

The decision to change accountants from Malone & Bailey PC to KBL, LLP was approved by our board of directors. KBL, LLP was American’s auditor prior to its acquisition by GL Energy pursuant to the Exchange Agreement on March 13, 2006 and KBL, LLP audited American’s financial statements for the year ended April 30, 2005 which were included in GL Energy’s current report on Form 8K filed with the Commission on March 14, 2006.

During our fiscal years ended December 31, 2004 and 2005 and April 30, 2006 (after our change in fiscal year) and the subsequent interim period through August 11, 2006, the date of the dismissal of Malone & Bailey PC, we did not have any disagreement with Malone & Bailey PC on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, except as follows:

Malone & Bailey PC expressed concern with the accounting principles applied to the valuation of intangible assets acquired by American in exchange for shares of its own common stock issued to a control person, or an entity owned by that control person. Malone and Bailey PC refers to Staff Accounting Bulletin SAB.T.5G. “Transfers of Non-monetary Assets by promoters or Shareholders” which indicates that the transfer of assets to a company by its promoters or shareholders in exchange for stock prior to or at the time of the company’s initial public offering should normally be recorded at the transferor’s cost basis determined under GAAP. Malone & Bailey stated their opinion that the intangible assets were recorded at an estimated fair value which does not represent the transferor’s cost and that the audited financial statements as of and for the year ended April 30, 2005 included in GL Energy’s Current Report on Form 8-K dated March 10, 2006 to announce the merger of the two companies (GL Energy and American) are misleading and need to be restated.

KBL, LLP previously audited American’s financial statements for the period ended April 30, 2005, which period encompassed the transaction which Malone & Bailey expressed concern above. The intangible assets discussed above by Malone & Bailey were recorded at the transferor’s cost basis that was reflected on the transferor’s internal financial statements and corporate income tax returns. Accordingly, KBL had previously determined the valuation of intangibles as accurate per their previous audit and applied the Staff’s Guidance under SABT 5G in applying the transferors cost basis as discussed above.

Other than the matters discussed above, there have been no “reportable events” as set forth in Item 304(a)(1)(i-v) of Regulation S-B adopted by the Securities and Exchange Commission

We engaged KBL, LLP on August 11, 2006. As stated above, KBL, LLP previously audited American’s financial statements for the period ended April 30, 2005, Since the transaction pursuant to which GL Energy acquired American has been accounted for as a reverse acquisition with American being treated as the acquirer for accounting purposes, our management and our board determined it appropriate to engage American’s accountants as our independent auditor. This engagement was approved by our board of directors. While we did not specifically consult KBL, LLP regarding any of the matters specified in Item 304(a)(2) of Regulation S-B, KBL LLP has previously audited the valuation of the intangible assets acquired by American and agreed with American’s valuation contained in their audited statements for the period ended April 30, 2005.

We disagree with Malone & Bailey’s assessment that the assets were estimated at fair value. We contend that American used the “Transferor’s Cost Basis” to determine the value for the subject intangible assets. We discussed this matter with our Board and with American’s auditor. This matter was fully discussed in connection with American’s audit for the period ended April 30, 2005. American’s cost basis was determined based on the actual advances disbursed to artists. KBL, LLP advised us that they tested over 80% of the asset value as part of their audit of the assets. Their test of transactions included tracing the basis of over 80% of the dollar value of the assets to the dollar value of the advance received by the artist as recorded on the artists’ contracts as well as tracing the dollar amounts to our books and records, and cancelled checks. They found no discrepancies in their sample. Further, given that Malone and Bailey was provided with no documentation related to the asset amount, we do not understand how they were able to make an assertion that the asset was being recorded at fair market value. Accordingly, management does not believe that any statements contained in American’s audit for the period ended April 30, 2005 (and contained herein) were misleading nor do we believe they need to be restated. In addition, we are continuing discussions with Malone & Bailey and have agreed to provide them with additional information which we believe will alleviate concerns. We hope to resolve this disagreement in the near future in which case an amendment to this Current Report on 8-K will be filed disclosing the same.

We have provided Malone & Bailey PC with a copy of this disclosure prior to its filing with the Commission. As of the date of this report, Mantyla McReynolds, LLC has not provided any response to this disclosure.

Item 8A. Controls and Procedures.

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in its Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure based closely on the definition of "disclosure controls and procedures" in Rule 13a−15(e). In designing and evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management necessarily was required to apply its judgment in evaluating the cost−benefit relationship of possible controls and procedures.

At the end of the period covered by this Annual Report, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures. Based upon the foregoing, our Chief Executive Officer and Chief Financial Officer concluded that, as of April 30, 2006, the disclosure controls and procedures of the Company were effective to ensure that the information required to be disclosed in the Company's Exchange Act reports was recorded, processed, summarized and reported on a timely basis.

There were no changes in internal controls over financial reporting that occurred during the fiscal quarter ended April 30, 2006, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 8B. Other Information.

None.

PART III

Item 9.	Directors, Executive Officers, Promoters And Control Persons; Compliance With Section 16(A) Of The Exchange Act

Executive Officer and Directors

The directors and executive officers currently serving the Company are as follows:

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

Audit Committee

We do not have an audit committee at this time.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934, as amended, requires our directors, executive officers, and stockholders holding more than 10% of our outstanding common stock, to file with the Securities and Exchange Commission initial reports of ownership and reports of changes in beneficial ownership of our common stock. Executive officers, directors and greater-than-10% stockholders are required by SEC regulations to furnish us with copies of all Section 16(a) reports they file. To our knowledge, based solely on review of the copies of such reports furnished to us for the period ended April 30, 2006, no Section 16(a) reports required to be filed by our executive officers, directors and greater-than-10% stockholders were filed on a timely basis.

Item 10. Executive Compensation

Set forth below is information for our Chief Executive Officer for the years ended April 30, 2006 and 2005. No other officer received compensation in excess of $100,000 for 2006 or 2005.

	Annual Compensation				Long-Term Compensation
Common Shares
						Underlying	All
					Restricted	Options	Other
				Other Annual	Stock	Granted	Compen
Name and Position	Year	Salary	Bonus	Compensation	Awards ($)	(# Shares)	-sation

David Michery	2006	$99,295	-0-	$---	-0-	------	-0-
President, Chief Executive Officer and Director	2005	$76,206	-0-	$---	-0-	------	-0-
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

Other Compensation Arrangements

In March 2004, a majority of our shareholders approved an equity performance plan for 10,000,000 shares of common stock ("2004 Equity Performance Plan"), and in October 2004, the board of directors approved the registration of an additional 35,000,000 shares of common stock on form S-8 for the purpose of having shares of common stock available to compensate directors, consultants, employees, management and others for services. The rights of the common stock were not changed. We intend to issue the shares of common stock from time to time as determined by the board of directors to directors, employees, management, consultants and others. The Company’s board of directors believes the 2004 Equity Performance Plan, and the additional 35,000,000 shares of common stock will provide flexibility in structuring compensation arrangements and provide an equity incentive for employees and others who are awarded these shares. These shares may be issued at less than market price at the discretion of the board of directors. None of the shelf-registered shares are allocated to any particular person or class of persons among those eligible to receive awards. As of March 2006, GL Energy has issued a total of 4,500,000 shares of common stock to various consultants and employees.

Compensation of Directors

All directors receive reimbursement for reasonable out-of-pocket expenses in attending board of directors meetings and for promoting our business. From time to time we may engage certain members of the board of directors to perform services on our behalf. In such cases, we compensate the members for their services at rates no more favorable than could be obtained from unaffiliated parties.

Item 11. Security Ownership of Certain Beneficial Owners and Management.

The following table sets forth certain information regarding the beneficial ownership of our common stock as of August 8, 2006 by the following persons:

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

Name And Address (1)	Number Of Shares Beneficially Owned	Percentage Owned (2)
David Michery	41,925,000 (3)	46.61%
Kent Puckett	4,555,000 (4)	5.06%
Donald Byers #300 - 1497 Marine Drive West Vancouver, BC Canada V7T 1B8	16,190,264	18.00%

All directors and officers as a group (2 persons)	46,480,000	51.67%
----------------------------------------------
* Less than 1% of the outstanding shares of common stock.

(1)	Unless otherwise noted, the address for each person is 8721 Sunset Blvd., Penthouse 7, West Hollywood, California 90069.

(2)	Based on 65,977,042 common shares issued and outstanding.

(3)	Includes 21,630,000 shares of common stock issuable upon conversion of 21,630 shares of series A preferred stock. Mr. Michery is our President and Chief Executive Officer.

(4)	Includes 2,350,000 shares of common stock issuable upon conversion of 2,350 shares of series A preferred stock. Mr. Puckett is our Chief Financial Officer.

Item 12. Certain Relationships and Related Transactions.

In March 2006, the Company and American consummated the Exchange Agreement pursuant to which the Company issued 22,500,000 shares of its common stock and 23,980 shares of its series A preferred stock to the stockholders of American in exchange for all of their capital stock in American. David Michery and Kent Puckett, the Company’s officers and directors, were the sole stockholders of American. Messrs. Michery and Puckett were appointed as officers of the Company in October 2004 in connection with the original Merger Agreement entered into between the Company and American. The Merger Agreement was never consummated and recently terminated.

Byers and Associates advanced money to American and the Company in the form of a loan represented in a promissory note in the amount $49,009. Donald Byers is the sole owner of Byers and Associates and owns 16,190,000 of the Company’s common stock. At the time of the loan, Donald Byers was the majority shareholder of the Company. The loaned funds were used to pay expenses for both the Company and American. The original loan principal in January 2005 was $23,500, and the principal was due April 30, 2005. Byers and Associates loaned additional funds to American and the Company bringing the balance to $38,092.57. As American’s and the Company’s consideration for Byers and Associates’ agreement to renew the loan that was in default, American and the Company agreed to increase the principal due to $49,009.00, to include unpaid interest due and to take into consideration fluctuations in the exchange rate between the United States and Canada since the original date of the loan. Byers and Associates agreed to extend the due date of the loan to February 28, 2006. The Promissory Note was a zero coupon promissory note. If American and the Company fail to pay the principal on the Note or any other Note issued to Byers and Associates on or before their due date the promissory note will be considered in default. If the promissory note is in default, the entire balance of the loan principal, then, outstanding, shall bear interest at the rate of 10% per annum.  Such interest shall accrue from the date of the promissory note until the promissory note is paid. This note is currently in default.

Byers and Associates advanced money to American in the form of a loan represented in a promissory note in the amount $16,592. Donald Byers is the sole owner of Byers and Associates and owns 16,400,000 of the Company’s common stock. At the time of the loan, Donald Byers was the majority shareholder of the Company. The loaned funds were used to pay expenses for American. The promissory note was due and payable on February 28, 2005. The Promissory Note was a zero coupon promissory note. If American fails to pay the principal on the Note or any other Note issued to Byers and Associates on or before their due date, the promissory note will be considered in default. If the promissory note is in default, the entire balance of the loan principal, then, outstanding, shall bear interest at the rate of 10% per annum.  Such interest shall accrue from the date of the promissory note until the promissory note is paid. This note is currently in default.

In September 2004, American entered into an agreement with Donald Byers, in his capacity as the majority shareholder of the Company. Pursuant to the agreement, in September 2004, American paid Mr. Byers $150,000. As consideration for American’s payment, Messrs. Byers and Frank Rossi resigned from the Company’s board of directors and appointed Marcus Sanders and David Michery to the Company’s board of directors. As additional consideration, Mr. Byers approved the Merger Agreement and cooperated and provided assistance in connection with the same.

In September 2004, as additional consideration for Mr. Byer’s cooperation and assistance, American agreed to pay Mr. Byers an additional $50,000, on the date that is sixty (60) days, after the Closing date of the Reorganization Agreement. Pursuant to the same agreement, American also agreed to pay the Company’s Current Liabilities, as of the date of the agreement, in the aggregate amount of $126,925.00 (the sum of Accounts Payable in the amount of $30,000, and debts Due to Shareholders in the amount of $96,925). Pursuant to this agreement, David Michery unconditionally and irrevocably guaranteed the payments when due, and granted to Mr. Byers a security interest in 1,250,000 shares of the Compay’s common stock that shall be issued to Mr. Michery pursuant to the Reorganization Agreement. Mr. Michery’s obligation to make such guarantee and provide such security to Mr. Byers was conditioned upon the close of the Reorganization Agreement.

In August 2004, Mr. Michery loaned American $20,877 for working capital. To evidence the loan, we issued a promissory note with an interest rate of 5.5%. This note is currently in default.

In August 2004, American entered into an Asset Purchase Agreement with Celestial Breakaway Records pursuant to which we purchased all of their assets in exchange for 3,746 shares of our common stock. Their assets were valued at $3,746,000. David Michery and Kent Puckett, American’s officers and directors, were the sole stockholders of Celestial Records.

In August 2004, American entered into an Asset Purchase Agreement with Out of Control Records pursuant to which we purchased all of their assets in exchange for 470 shares of our common stock. Their assets were valued at $470,000. David Michery and Kent Puckett, American’s officers and directors, were the sole stockholders of Out of Control Records.

On June 1, 2004, the Company entered into a management services agreement with Wellstar International, Inc. (`Wellstar") pursuant to which Wellstar agreed to provide management services and office facilities on an ongoing basis for $10,000 per month for the 12-month period ending May 31, 2005. This agreement was terminated in September 2004. The Company's former President and Chairman, Donald Byers, was the sole director of Wellstar.

In June 2003, the Company entered into an agreement with its then President and Chairman, Donald Byers, pursuant to which it agreed to pay him $8,000 per month as compensation and office rental through May 2004. These management fees have been paid through May 2004 and the agreement was terminated.

In June 2003, the Company issued 20,000,000 shares of common stock valued at $20,000 to two directors for an investment in a mining claim in Chile. These shares were issued to two individuals, as follows: Donald Byers - 17,500,000 and Arthur Lang - 2,500,000. These issuances were exempt under Section 4(2) of the Securities Act of 1933, as amended.

Item 13. Exhibits.

Exhibit No.	Description

2.1	Securities Purchase Agreement and Plan of Reorganization (2)
4.1	Certificate of Designation of the Series A Preferred Stock (2)
4.2	Form of 2003 Equity Performance Plan (2)
4.3	Form of 2004 Equity Performance Plan (2)
4.4	Form of 2004 Stock Incentive Plan (2)
4.5	Certificate of Amendment to Certificate of Incorporation (2)
10.1	Domestic Distribution Agreement (2)
10.2	Upstream Agreement (2)
10.2	Foreign License Agreement (2)
21	Subsidiaries (1)
23.1	Consent of KBL, LLP (1)
31.1	Certification of Chief Executive Officer, pursuant to Rule 13a-14(a) of the Exchange Act, as enacted by Section 302 of the Sarbanes-Oxley Act of 2002. (1)
31.2	Certification of Chief Financial Officer, pursuant to Rule 13a-14(a) of the Exchange Act, as enacted by Section 302 of the Sarbanes-Oxley Act of 2002. (1)
32.1	Certification of Chief Executive Officer and Chief Financial Officer, pursuant to 18 United States Code Section 1350, as enacted by Section 906 of the Sarbanes-Oxley Act of 2002. (1)
(1) Filed herewith.
(2) Previously filed.

Item 14. Principal Accountant Fees and Services.

Appointment of Auditors

Our Board of Directors selected KBL, LLP, certified public accountants, as our auditors for the year ended April 30, 2006.

Audit Fees

KBL, LLP, billed us $25,000 in fees for our annual audit for the year ended April 30, 2006, and $0 in fees for the review of our quarterly financial statements for that year.

Audit-Related Fees

KBL, LLP, billed us $ -0- for assurance and related services in 2006 and are not reported under Audit Fees above.

Tax and All Other Fees

We did not pay any fees to KBL, LLP for tax compliance, tax advice, tax planning or other work during our fiscal year ending April 30, 2006.

Pre-Approval Policies and Procedures

We have implemented pre-approval policies and procedures related to the provision of audit and non-audit services. Under these procedures, our board of directors pre-approves all services to be provided by KBL, LLP and the estimated fees related to these services.

With respect to the audit of our financial statements as of April 30, 2006 and the review of our quarterly financial statements for the year then ended, none of the hours expended on KBL LLP’s engagement to audit those financial statements were attributed to work by persons other than KBL LLP’s full-time, permanent employees.

SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AMERICAN SOUTHWEST MUSIC DISTRIBUTION, INC. (f/k/a GL Energy & Exploration, Inc.)

By:	/s/ David Michery
David Michery Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated.

Signatures	Title	Date

/s/ David Michery	Chief Executive Officer, President, Director	August 25, 2006
David Michery

/s/Kent Puckett	Chief Financial Officer, Secretary, Treasurer, Director	August 25, 2006
Kent Puckett