Form 10KSB/A
period 2006-04-30
American Southwest Music Distribution, Inc
filed 2006-09-21
CIK 1122771

U. S. SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-KSB/A
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

As of September 19, 2006, 8,922,933 shares of our common stock were issued and outstanding.

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

Recent Developments

Our Board of Directors approved an amendment to our certificate of incorporation (the “Charter Amendment”) to: (i) change our name to “American Southwest Music Distribution” and (ii) effectuate a reverse stock split of our common stock by changing and reclassifying each seventy four (74) shares of our issued and outstanding common stock, par value $.001 per share (“Common Stock”) into one (1) fully paid and non-assessable share of Common Stock (the “Reverse Split”). A majority of our stockholders approved the Charter Amendment by written consent on July 7, 2006. A notice of shareholder action by written consent was mailed to all stockholders of record as of July 7, 2006 informing them of this action on July 27, 2006. The Charter Amendment was filed with the Delaware Secretary of State on August 17, 2006. Nasdaq effectuated the name change and reverse split on Thursday August 24, 2006. Information in this Annual Report (other than our audited financial statements) has been adjusted to give effect to the Reverse Split.

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

PART II

Item 5. Market for Common Equity and Related Stockholder Matters

Beginning August 24, 2006, in connection with our name change, our common stock trades on the OTC Bulletin Board under the symbol “ASWD.OB.” Previously, our common stock traded on the OTC Bulletin Board under the symbol “GEEX.OB.” The following table shows the high and low bid or close prices for our common stock for each quarter since May 1, 2004 as reported by the OTC Bulletin Board. We consider our stock to be “thinly traded” and any reported sale prices may not be a true market-based valuation of the stock. All share prices have been adjusted to provide for a 1-for-74 reverse stock spit effected on August 24, 2006. Some of the bid quotations from the OTC Bulletin Board set forth below may reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not represent actual transactions.

May 1, 2005 to April 30, 2006	High Close	Low Close
First quarter	$ 7.40	$ 2.22
Second quarter	4.81	1.56
Third quarter	3.70	1.48
Fourth quarter	2.22	0.74

May 1, 2004 to April 30, 2005	High Bid	Low Bid
First quarter	$ 1.48	$ 0.30
Second quarter	1.33	0.52
Third quarter	4.07	0.67
Fourth quarter	2.96	0.89

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

Securities Authorized for Issuance Under Equity Compensation Plans. The following provides information concerning compensation plans under which our equity securities are authorized for issuance as of April 30, 2006 (on a adjusted basis for the Reverse Split):
	(a)	(b)	(c)
Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Equity compensation plans approved by security holders(1)	--	$--	1,486(1)
Equity compensation plans not approved by security holders (2)(3)	--	--	135,135(2) 432,432(3)
Total	--	$--	569,053

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

RECENT SALES OF UNREGISTERED SECURITIES

On August 6, 2006, we issued a 15% promissory note to a single investor. The issuance was exempt under Section 4(2) of the Securities Act of 1933, as amended.

On August 4, 2006, American issued a 15% $750,000 promissory note to Generation Leasing Inc, an accredited investor. This promissory note consolidated certain other promissory notes previously issued by American. The note is guaranteed by the Company and David Michery, The issuance was exempt under Section 4(2) of the Securities Act of 1933, as amended.

On July 10, 2006, we issued 500,000 shares of our common stock to a consultant as a compensatory stock grant. The issuance was exempt under Section 4(2) of the Securities Act of 1933, as amended.

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

Item 11. Security Ownership of Certain Beneficial Owners and Management.

The following table sets forth certain information regarding the beneficial ownership of our common stock as of September 19, 2006 (and reflects our recent 1-for-74 reverse split) by the following persons:

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

Name And Address (1)	Number Of Shares Beneficially Owned	Percentage Owned (2)
David Michery (3)	7,581.689	92.5%
Kent Puckett (4)	823,716	48.9%
Donald Byers #300 - 1497 Marine Drive West Vancouver, BC Canada V7T 1B8	218,787	24.5%

All directors and officers as a group (2 persons)	8,405,405	93.5%
----------------------------------------------
* Less than 1% of the outstanding shares of common stock.

(1)	Unless otherwise noted, the address for each person is 8721 Sunset Blvd., Penthouse 7, West Hollywood, California 90069.

(2)	Based on 8,992,933 common shares issued and outstanding.

(3)	Mr. Michery is our President and Chief Executive Officer.

(4)	Mr. Puckett is our Chief Financial Officer.

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

Item 13. Exhibits.

Exhibit No.	Description

2.1	Securities Purchase Agreement and Plan of Reorganization (2)
4.1	Certificate of Designation of the Series A Preferred Stock (2)
4.2	Form of 2003 Equity Performance Plan (2)
4.3	Form of 2004 Equity Performance Plan (2)
4.4	Form of 2004 Stock Incentive Plan (2)
4.5	Certificate of Amendment to Certificate of Incorporation (2)
10.1	Domestic Distribution Agreement (2)
10.2	Upstream Agreement (2)
10.2	Foreign License Agreement (2)
21	Subsidiaries (2)
23.1	Consent of KBL, LLP (1)
31.1	Certification of Chief Executive Officer, pursuant to Rule 13a-14(a) of the Exchange Act, as enacted by Section 302 of the Sarbanes-Oxley Act of 2002. (1)
31.2	Certification of Chief Financial Officer, pursuant to Rule 13a-14(a) of the Exchange Act, as enacted by Section 302 of the Sarbanes-Oxley Act of 2002. (1)
32.1	Certification of Chief Executive Officer and Chief Financial Officer, pursuant to 18 United States Code Section 1350, as enacted by Section 906 of the Sarbanes-Oxley Act of 2002. (1)
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

Signatures	Title	Date

/s/ David Michery	Chief Executive Officer, President, Director	September 20, 2006
David Michery

/s/Kent Puckett	Chief Financial Officer, Secretary, Treasurer, Director	September 20, 2006
Kent Puckett