Form 10QSB
period 2006-07-31
American Southwest Music Distribution, Inc
filed 2006-09-21
CIK 1122771

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington D.C. 20549

FORM 10-QSB
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 31, 2006

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _________________ to _________________

Commission File No.: 000-26753

AMERICAN SOUTHWEST MUSIC DISTRIBUTION, INC.
(Exact name of registrant as specified in its charter)

Delaware	52-2190362
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

8721 Sunset Blvd., Penthouse 7 Hollywood, CA 90069 (Address of principal executive offices)

Issuer’s telephone number: (310) 659-8770

GL Energy & Exploration, Inc.
(Former name, former address and former fiscal year, if changed since last report)

___________________

Check whether the registrant filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act. Yes ☐  No  ☒

APPLICABLE ONLY TO CORPORATE ISSUERS

As of September 19, 2006, 8,992,933 shares of our common stock were outstanding.

Transitional Small Business Disclosure Format: Yes ☐ No ☒

PART 1: FINANCIAL INFORMATION

GL ENERGY AND EXPLORATION, INC.
(NOW KNOWN AS AMERICAN SOUTHWEST MUSIC DISTRIBUTION, INC.)
(A DEVELOPMENT STAGE COMPANY)
CONSOLIDATED BALANCE SHEETS

	July 31,	April 30,
	2006	2006
ASSETS
Current assets:
Cash	$2,503	$
Prepaid interest	7,500
Total current assets	10,003	-

Fixed assets:
Furniture and fixtures	42,488	42,488
Equipment	42,501	40,501
Leasehold improvements	7,000	7,000
	91,989	89,989
Accumulated depreciation	(33,677)	(28,620)
Total fixed assets	58,312	61,369

Other assets:
Music catalog, net of accumulated amortization of $0	4,375,000	4,216,000
Security deposits	3,370	3,370
Deferred offering costs	10,000	-
Total other assets	4,388,370	4,219,370

TOTAL ASSETS	$4,456,685	$4,280,739

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable and accrued expenses payable	$128,864	$118,539
Liability for legal settlement by Company on behalf of entity formerly owned by significant Company stockholder	1,256,458	1,244,583
Notes and loans payable, stockholders and entities owned by them	239,490	247,711
Notes and loans payable, others - unrelated third parties	956,035	689,869
TOTAL LIABILITIES	2,580,847	2,300,702

Stockholders' equity:
Preferred stock - $0.001 par value; 5,000,000 shares authorized, 23.980 issued and outstanding	24	24
Common stock - $0.001 par value; 100,000,000 shares authorized, 65,977,042 and 59,977,042 issued and outstanding respectively	65,977	59,977

Additional paid-in capital	5,559,777	5,385,777
Deficit accumulated during the development stage	(3,749,940)	(3,465,741)
Total stockholders' equity	1,875,838	1,980,037
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$4,456,685	$4,280,739

GL ENERGY AND EXPLORATION, INC.
(NOW KNOWN AS AMERICAN SOUTHWEST MUSIC DISTRIBUTION, INC.)
(A DEVELOPMENT STAGE COMPANY)
CONSOLIDATED STATEMENTS OF OPERATIONS

	Three months	Inception (July 1, 2004)	Inception (July 1, 2004)
	ended	through	through
	July 31,	April 30,	July 31,
	2006	2006	2006

EXPENSES
Related party consulting fees and services	$65,825	$348,975	$414,800
General and administrative	153,376	352,629	506,005
Depreciation and amortization	24,224	46,536	70,760
Total expenses	243,425	748,140	991,565

Loss from operations	(243,425)	(748,140)	(991,565)

Other costs and expenses
Loss incurred on legal settlement by Company on behalf of entity formerly
owned by significant Company stockholders including interest expense of $11,874	(11,874)	(1,244,583)	(1,256,457)
Interest expense	(28,900)	(78,617)	(107,517)
Total other costs and expenses	(40,774)	(1,323,200)	(1,363,974)

NET LOSS	$(284,199)	$(2,071,340)	$(2,355,539)

Net loss per share - basic and diluted	$(0.00)	$(0.48)	$(0.48)

Weighted average shares outstanding:
Basic and diluted	62,085,738	4,306,887

GL ENERGY AND EXPLORATION, INC.
(NOW KNOWN AS AMERICAN SOUTHWEST MUSIC DISTRIBUTION, INC.)
(A DEVELOPMENT STAGE COMPANY)
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Three months	Inception (July 1, 2004)	Inception (July 1, 2004)
	ended	through	through
	July 31,	April 30,	July 31,
	2006	2006	2006
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(284,199)	$(2,071,340)	$(2,355,539)
Adjustments to reconcile net deficit to cash
used in operating activities:
Depreciation and amortization	24,224	46,536	70,760
Loss incurred on legal settlement by Company on behalf of entity
formerly owned by significant Company stockholder	11,874	1,244,583	1,256,457
Common stock issued for services, including $60,000 to minority stockholder	180,000		180,000
Net changes in:
Increase in prepaid interest	(7,500)	-	(7,500)
Increase in security deposits	-	(3,370)	(3,370)
Increase in accounts and accrued expenses payable	10,325	93,021	103,346
NET CASH USED IN OPERATING ACTIVITIES	(65,276)	(690,570)	(755,846)

CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisition of music catalogs	(159,000)	-	(159,000)
Acquisition of furniture and equipment	(2,000)	(13,252)	(15,252)
NET CASH USED IN INVESTING
ACTIVITIES	(161,000)	(13,252)	(174,252)

CASH FLOWS FROM FINANCING ACTIVITIES:
Notes and loans payable, stockholders and entities
owned by them	(8,221)	73,822	65,601
Notes and loans payable, others - unrelated third parties	247,000	628,000	875,000
Payment of deferred offering costs	(10,000)	-	(10,000)
Common shares issued for cash	-	2,000	2,000
NET CASH PROVIDED BY FINANCING ACTIVITIES	228,779	703,822	932,601

NET CHANGE IN CASH AND CASH EQUIVALENTS	2,503	-	2,503

CASH AND CASH EQUIVALENTS
AT BEGINNING OF PERIOD	-	-	-

CASH AND CASH EQUIVALENTS
AT END OF PERIOD	$2,503	$-	$2,503

Supplementary disclosures of cash flow information
Cash paid during the year for:
Income taxes		$-	$-	$-
Interest expense		-	-	-

Non-cash operating, investing and financing activities:
Net assets (liabilities) acquired by Company as part of merger

Assets acquired:
Accounts receivable		$-	$-	$-
Total assets acquired		$0	$0	$0

Liabilities acquired:
Accounts and accrued expenses payable		$-	$3,306	$3,306
Loans payable, shareholders		-	240,053	240,053
Total liabilities acquired		-	243,359	243,359
Net liabilities assumed		$-	$(243,359)	$(243,359)

Change in Company's stockholders' equity
Preferred stock issued at par value		$-	$24	$24
Common stock issued at par value		-	59,973	59,973
Increase in additional paid-in capital resulting from difference in value of shares exchanged between GL Energy and
American Southwest Music Distribution, Inc.		-	1,091,044	1,091,044
Increase in accumulated deficit resulting from difference
in value of shares exchanged between GL Energy and
American Southwest Music Distribution, Inc.		-	(1,394,400)	(1,394,400)
	$		$(242,959)	$(242,959)

Common shares issued for music catalog		$-	$4,216,000	$4,216,000
Common shares issued for furniture, fixtures, and equipment		-	76,737	76,737
Common shares issued for services		180,000	-	-

GL ENERGY AND EXPLORATION, INC.
(NOW KNOWN AS AMERICAN SOUTHWEST MUSIC DISTRIBUTION, INC.)
(A DEVELOPMENT STAGE COMPANY)

Notes to the Consolidated Financial Statements

NOTE A - ADJUSTMENTS

In the opinion of management, all adjustments consisting only of normal recurring adjustments necessary for a fair statement of (a) results of operations for the three month period ended July 31, 2006 and for the period from inception (July 1, 2004) to July 31, 2006, (b) the financial position at July 31, 2006, and (c) the statements of cash flows for the three month period ended July 31, 2006 and for the period from inception (July 1, 2004) to July 31, 2006. The results of operations for the three months ended July 31, 2006 are not necessarily indicative of the results to be expected for the full year.

NOTE B - UNAUDITED INTERIM FINANCIAL INFORMATION

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information. Accordingly, they do not include all the information and footnotes required by generally accepted accounting principles for financial statements. For further information, refer to the audited consolidated financial statements and notes thereto for the year ended April 30, 2006 included in the Company's Form 10-KSB filed with the Securities and Exchange Commission on August 25, 2006.

The Company's consolidated financial statements have been presented on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The liquidity of the Company has been adversely affected in recent years by significant losses from operations. As further discussed in Note 3, the Company incurred losses of $284,199 for the three months ended July 31, 2006 and losses for the period from the inception of their development stage (July 1, 2004) to July 31, 2006 of $2,355,539.

At July 31, 2006, the current consolidated Company has limited cash reserves, with its current liabilities exceeding its cash by $2,578,344.

The aforementioned financial condition indicates that the Company will have substantial difficulty meeting its financial obligations for the balance of this fiscal year. These factors raise substantial doubt as to the Company's ability to continue as a going concern. Recently, operations have been funded by loans issued to officers and other related and unrelated parties and occasional issuances of common stock.

As further discussed below in Note 1, the Company was created to generate revenue through music licensing, recording, and distribution. American Southwest acquired the rights to several music master catalogs for the purpose of generating revenues from the sale of records derived from these catalogs. The Company is hopeful it will continue to be able to find sufficient financing until that time that it can begin its operations and continue as a going concern in its present form. Accordingly, the consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amount and classification of liabilities or any other adjustments that might be necessary should the Company be unable to continue as a going concern in its present form.

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

On August 18, 2006 the State of Delaware approved the Company changing its name from “GL Energy and Exploration, Inc.” to “American Southwest Music Distribution, Inc.” Effective August 24, 2006 the Company is now traded on the OTC Bulletin board under the symbol “ASWD.”

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

Principles of Consolidation

The consolidated financial statements include the accounts of the two merged entities. All significant inter-company transactions and balances have been eliminated in consolidation.

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

Rate of Obsolescence

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

GL ENERGY AND EXPLORATION, INC.
(NOW KNOWN AS AMERICAN SOUTHWEST MUSIC DISTRIBUTION, INC.)
(A DEVELOPMENT STAGE COMPANY)
CONSOLIDATED NOTES TO FINANCIAL STATEMENTS

NOTE 2 - SUMMARY OF ACCOUNTING POLICIES (CONTINUED)

Fixed assets

Fixed assets are stated at cost. Depreciation is computed using the straight-line method over the following estimated useful lives:

Description	Estimated useful life

Furniture and fixtures	5 years
Equipment	5 years
Leasehold improvements	2 years

Impairment of Long-Lived and Other Intangible Assets

The Company reviews the carrying value of both its long-lived and other intangible assets annually, or whenever events or changes in circumstances indicate that the historical cost-carrying value of an asset may no longer be appropriate. The Company assesses recoverability of the carrying value of the asset by estimating the future net cash flows expected to result from the asset, including eventual disposition. If the future net cash flows are less than the carrying value of the asset, an impairment loss is recorded equal to the difference between the asset’s carrying value and fair value. At July 31, 2006 the Company’s evaluation determined that no provision for impairment of either its other intangible assets (its “Music Library”) or its fixed assets was required at that date.

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

Deferred Offering Costs

Deferred offering costs at July 31, 2006 consists of a non-refundable fee incurred to an investment banker to facilitate a private placement on behalf of the Company in the near future.

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

Consideration of Other Comprehensive Income Items

SFAS 130, "Reporting Comprehensive Income" requires companies to present comprehensive income (consisting primarily of net income plus other direct equity changes and credits) and its components as part of the basic financial statements. The Company's financial statements do not contain any changes in equity that are required to be reported separately in comprehensive income.

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

NOTE 3 - GOING CONCERN

As shown in the accompanying consolidated financial statements, the Company incurred recurring net losses totaling $2,355,539 as a development stage entity for the period from inception (July 1, 2004) through July 31, 2006. The Company has an accumulated deficit of $3,749,940 and a deficiency in working capital of $2,570,844 as of July 31, 2006. These conditions raise substantial doubt as to the Company’s ability to continue as a going concern. Management is trying to raise additional capital through sales of stock or loan financing arrangements. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

GL ENERGY AND EXPLORATION, INC.
(NOW KNOWN AS AMERICAN SOUTHWEST MUSIC DISTRIBUTION, INC.)
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 4 - INCOME TAXES

The Company incurred no federal income tax expense for the three months ended July 31, 2006 , and for the period from inception (July 1, 2004) to July 31, 2006. The Company has net operating loss carryforwards available of approximately $2,355,539 to offset future net income. Due to uncertainty surrounding the realization of the favorable tax attributes in future tax returns, the Company has placed a full valuation allowance against its net deferred tax asset. At such time as it is determined that it is more likely than not that the deferred tax asset is realizable, the valuation allowance will be reduced. Furthermore, the net operating loss carry forward may be subject to further limitation pursuant to Section 382 of the Internal Revenue Code.

The cumulative net operating loss carryforward will expire in accordance with the following schedule:

April 30, 2025	$117,246
2026	1,954,094
2027	284,199
$2,355,539

Deferred income taxes consist of the following:

Deferred tax assets	$800,883
Less: valuation allowance	800,883
$--

GL ENERGY AND EXPLORA TION, INC.
(NOW KNOWN AS AMERICAN SOUTHWEST MUSIC DISTRIBUTION, INC.)
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 5 - NOTES AND LOANS PAYABLE

Details regarding notes and loans payable follow below:

Stockholders and the entities owned by them:

Donald Byers, former President and Chairman of the Board of pre-merger GL Energy and Exploration, Inc. and a holder of approximately 16,190,000 of the post-merger entity’s $.001 par value common shares:

Unsecured $49,009 note dated April 25, 2005 held by Byers and Associates, an entity owned by Donald Byers. The note was due and payable on February 28, 2006. The note accrued interest at a rate of 10% per annum, in the event of default, on the entire unpaid principal balance. The note included an amount equal to $10,916, which represents prior interest expense incurred added to the note balance. The principal balance plus accrued interest that was due on February 28, 2006 had not been paid and the note was in default. It continues to accrue interest and the holder has indicated the intention not to demand payment of the amount due for a period of at least one year from April 30, 2006.
$49,009

Unsecured $16,592 note dated May 26, 2005 held by Byers and Associates, an entity owned by Donald Byers. The note was due and payable on February 28, 2006. The note accrued interest at a rate of 10% per annum. The principal balance plus accrued interest that was due on February 28, 2006 had not been paid and the note was in default. It continues to accrue interest and the holder has indicated the intention not to demand payment of the amount due for a period of at least one year from April 30, 2006	16,592

Unsecured $101,180 loans payable to Don Byers. The loans are due on demand and accrue interest at 10% per annum. They continues to accrue interest and the holder has indicated the intention not to demand payment of the amount due for a period of at least one year from April 30, 2006.	101,180

Unsecured $24,409 loan payable to Wellstar International, an entity owned by Don Byers. The loan is due on demand and accrues interest at 10% per annum. It continues to accrue interest and the holder has indicated the intention not to demand payment of the amount due for a period of at least one year from April 30, 2006.	24,409

Unsecured $10,800 loan payable to Northern Business, entity owned by Don Byers. The loan is due on demand and accrues interest at 10% per annum. It continues to accrue interest and the holder has indicated the intention not to demand payment of the amount due for a period of at least one year from April 30, 2006.	10,800

201,990

GL ENERGY AND EXPLORATION, INC.
(NOW KNOWN AS AMERICAN SOUTHWEST MUSIC DISTRIBUTION, INC.)
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 5 - NOTES AND LOANS PAYABLE (CONTINUED)

Other Stockholders

Unsecured $37,500 loan payable to Chris Lotito, a minority shareholder. The loan is due on demand and accrue interest at 10% per annum. It continues to accrue interest and the holder has indicated the intention not to demand payment of the amount due for a period of at least one year from April 30, 2006.	$37,500

Notes and loans payable, stockholders and the entities owned by them	239,490

Other unrelated third parties

$150,000 unrelated third party note dated May 25, 2006 held by Generation Leasing, LLC, net of unamortized deferred loan origination fees of $10,000. The note was due and payable on December 30, 2006. The note called for a monthly payment of $1,875, which represented interest only calculated on an annual interest rate of 15%. All assets of the Company, including intangibles, patents, and purchase contracts, were to be security for repayment.	140,000

$150,000 unrelated third party note dated March 30, 2006 held by Generation Leasing, LLC, net of unamortized deferred loan origination fees of $6,667. The note was due and payable on December 30, 2006. The note called for a monthly payment of $1,875, which represented interest only calculated on an annual interest rate of 15%. All assets of the Company, including intangibles, patents, and purchase contracts, were to be security for repayment.	143,333

$150,000 unrelated third party note dated November 30, 2005 held by Generation Leasing, LLC, net of unamortized deferred loan origination fees of $5,000. The note was due and payable on November 30, 2006. The note called for a monthly payment of $1,875, which represented interest only calculated on an annual interest rate of 15%. All assets of the Company, including intangibles, patents, and purchase contracts, were to be security for repayment.	145,000

$150,000 unrelated third party note dated August 26, 2005 held by Generation Leasing, LLC, net of unamortized deferred loan origination fees of $1,250. The note was due and payable on August 31, 2006. The note called for a monthly payment of $1,875, which represented interest only calculated on an annual interest rate of 15%. All assets of the Company, including intangibles, patents, and purchase contracts, were to be security for repayment.	148,750

GL ENERGY AND EXPLORATION, INC.
(NOW KNOWN AS AMERICAN SOUTHWEST MUSIC DISTRIBUTION, INC.)
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 5 - NOTES AND LOANS PAYABLE (CONTINUED)

Other unrelated third parties (continued)

$150,000 unrelated third party note dated September 23, 2004 held by Pegasus Capital, Inc. The note accrued interest at a rate of 6.5% per annum. The entire outstanding unpaid principal balance plus accrued interest was due and payable on November 21, 2004 in either cash or common stock of the Company equal to the fair market value of the unpaid obligation. In the event of default, the entire unpaid principal balance and all accrued interest was to become immediately due and payable, while interest was to accrue at a rate of 10% starting from the date of the note. The principal balance plus accrued interest that was due on November 21, 2004 was not paid and the note was in default. It continues to accrue interest and the holder has indicated the intention not to demand payment of the amount due for a period of at least one year from April 30, 2006.
$150,000

$50,000 unrelated third party note dated July 12, 2006 held by Visionet Television Network, Inc. The note was due and payable on January 12, 2007 and accrues interest at a rate of 15%. The note is personally guaranteed by David Michery, the Company’s Chief Executive Officer.	50,000

$38,000 unrelated third party note dated April 25, 2005 held by Pegasus Capital, Inc. The note was due and payable on March 1, 2006, and under the note provision did not accrue interest. In the event of default, interest was to accrue at a rate 10% per annum. The entire outstanding unpaid principal balance plus accrued interest was due and payable in either cash or common stock of the Company equal to the fair market value of the unpaid obligation. The principal balance plus accrued interest that was due on March 1, 2006 had not been paid and the note was in default. It continues to accrue interest and the holder has indicated the intention not to demand payment of the amount due for a period of at least one year from April 30, 2006.
38,000

$37,000 unrelated third party note dated August 6, 2006 held by Generation Leasing, LLC. The note was due and payable on November 6, 2006 and accrues interest at a rate of 15%.	37,000

$25,000 unrelated third party note dated September 23, 2004 held by Pegasus Capital, Inc. The note accrues interest at a rate of 6.5% per annum. The entire outstanding unpaid principal balance plus accrued interest was due and payable on November 21, 2004 in either cash or common stock of the Company equal to the fair market value of the unpaid obligation. In the event of default, the entire unpaid principal balance and all accrued interest was to become immediately due and payable, while interest was to accrue at a rate of 10% starting from the date of the note. The principal balance plus accrued interest that was due on November 21, 2004 had not been paid and the note was in default. It continues to accrue interest and the holder has indicated the intention not to demand payment of the amount due for a period of at least one year from April 30, 2006.
25,000

$25,000 unrelated third party note dated June 15, 2005 held by Generation Leasing, LLC. The note was due and payable on September 15, 2006 and accrues interest at a rate of 15%.	25,000

GL ENERGY AND EXPLORATION, INC.
(NOW KNOWN AS AMERICAN SOUTHWEST MUSIC DISTRIBUTION, INC.)
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 5 - NOTES AND LOANS PAYABLE (CONTINUED)

Other unrelated third parties (continued)

$10,000 unrelated third party note dated August 31, 2004 held by Pegasus Capital, Inc. The note accrued interest at a rate of 6.5% per annum. The entire outstanding unpaid principal balance plus accrued interest was due and payable on August 31, 2005. There was to be no pre-payment of any kind without the written consent of both parties. In the event of default the entire unpaid principal balance and all accrued interest was to become immediately due and payable, while interest was to accrue at a rate of 25% starting from the date of the note. The principal balance plus accrued interest that was due on August 31, 2005 had not been paid and the note was in default. It continues to accrue interest and the holder has indicated the intention not to demand payment of the amount due for a period of at least one year from April 30, 2006.
$10,000

Unsecured $43,952 loan payable to Three Sisters Investment Corp. The loan is due on demand and accrues interest at 10% per annum. It continues to accrue interest and the holder has indicated the intention not to demand payment of the amount due for a period of at least one year from April 30, 2006.	43,952

Notes and loans payable, others - unrelated third parties	956,035

$1,195,525

Accounts payable and accrued expenses payable at July 31, 2006 includes $14,482 of accrued interest payable to Company stockholders and entities owned by them. Prepaid expenses at July 31, 2006 include $7,500 of prepaid interest paid by the Company in advance to Generation Leasing, LLC. Accounts payable and accrued expenses payable at July 31, 2006 and April 30, 2006, includes $60,020 and $51,212 of accrued interest payable to unrelated parties, respectively.

Interest expense incurred by the Company to Company stockholders and entities owned by them was $5,091 and $14,920 for the three months ended July 31, 2006 and for the year ended April 30, 2006 respectively, and $20,181 for the period from inception of the development stage (July 1, 2004) to July 31, 2006. Interest expense incurred by the Company to unrelated third parties was $23,809 and $51,308 for the three months ended July 31, 2006 and for the year ended April 30, 2006 respectively, and $87,336 for the period from inception of the development stage (July 1, 2004) to July 31, 2006.

See Note 11 concerning additional borrowing and promissory notes made subsequent to the balance sheet date.

 NOTE 6 - OPERATING FACILITIES

The Company maintained offices in Santa Fe Springs, California under a sublease agreement dated August 1, 2004, whereby it was required to make monthly payments of $3,900 to a third party landlord under a lease which was to expire in August 31, 2006, on behalf of American Music Corporation, Inc. (“AMC”), an entity formerly owned by David Michery. The landlord agreed to terminate the lease in April 2005 and the lease was settled by the Company for a final payment of $12,592, an amount that was charged to rent expense by the Company.

GL ENERGY AND EXPLORATION, INC.
(NOW KNOWN AS AMERICAN SOUTHWEST MUSIC DISTRIBUTION, INC.)
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 6 - OPERATING FACILITIES (CONTINUED)

The Company entered into a new lease for office space located in West Hollywood, California, which commenced November 2005 and will expire on October 31, 2007. The lease agreement requires monthly payments of $1,685. Future minimum lease payments are as follows:

April 30, 2007	$20,220
2008	10,110

Rent expense incurred by the Company was $4,780 and $10,106 respectively for the three months ended July 31, 2006 and for year ended April 30, 2006, respectively, and $45,238 for the period from inception of the development stage (July 1, 2004) to July 31, 2006.

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

(B)	WRITE-OFF OF DEFERRED TRANSACTION COSTS IN CONNECTION WITH TERMINATION OF UNSUCCESSFUL PRE-EXISTING MERGER AGREEMENT BETWEEN GL ENERGY AND AMERICAN SOUTHWEST

On March 10, 2006, GL Energy’s board of directors approved the termination of an Agreement and Plan of Reorganization dated as of October 13, 2004 (the “Merger Agreement”). Pursuant to the Merger Agreement, all of American Southwest’s outstanding shares were to be converted into shares of GL Energy’s capital stock, with American Southwest being the surviving corporation. Although the Merger Agreement was executed, certain closing conditions were never satisfied, including the successful filing of a certificate of merger with the Delaware Secretary of State and as such the merger was never consummated. The Board of Directors of the Company deemed it in the best interest of GL Energy and its stockholders to terminate the Merger Agreement and to enter into the transaction described below.

GL ENERGY AND EXPLORATION, INC.
(NOW KNOWN AS AMERICAN SOUTHWEST MUSIC DISTRIBUTION, INC.)
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 7 - RELATED PARTY TRANSACTIONS (CONTINUED)

(B)	WRITE-OFF OF DEFERRED TRANSACTION COSTS IN CONNECTION WITH TERMINATION OF UNSUCCESSFUL PRE-EXISTING MERGER AGREEMENT BETWEEN GL ENERGY AND AMERICAN SOUTHWEST (CONTINUED)

During the year ended April 30, 2005 American Southwest incurred $183,900 of deferred transaction costs in connection with the transaction. Below is a summary of the $183,900 of deferred transaction costs:

Facilitation fee incurred to Donald Byers	$150,000
Legal and other professional fees	26,780
Transfer agent fees	5,878
Other	1,242
$183,900

As a result of the March 10, 2006 GL Energy Board resolution, these costs were written off to expense during the year ended April 30, 2006, of which $150,000 represents and is classified as “related party consulting fees and services” in the consolidated financial statements. The other items are included in “general and administrative expenses” in those statements.

(C)	RELATED PARTY CONSULTING FEES AND SERVICES

The Company has also incurred related party consulting fees and services of $5,825 during the three months ended July 31, 2006 to David Michery, CEO of American Southwest.

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

The Company has also incurred related party consulting fees and services of $60,000 during the three months ended July 31, 2006 to Chris Lotito, a minority shareholder (See Note 5 for a note payable also owed to him). Chris Lotito was issued 2,000,000 shares of the Company’s $.001 common stock, 1,500,000 of which were issued under the Company's S-8 registration statement and 500,000 which were subject to Rule 144. The Company recorded a non-cash expense of $60,000 related to this issuance, based on the trading price of Company shares on the issuance date.

Accordingly, related party consulting fees and services totaled $65,825 and $348,975 respectively during the three months ended July 31, 2006 and for the year ended April 30, 2006, and $354,800 for the period from inception of the development stage (July 1, 2004) to July 31, 2006, including the $150,000 incurred to Donald Byers described in (B) above and $60,000 incurred through the issuance of restricted common stock described above.

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

On July 12, 2006 American Southwest reached a settlement with Vestcom whereby American Southwest agreed to pay Vestcom as follow: $500,000, which represents the principal amount of the above loan made by Vestcom on or about July 3, 2003, plus interest thereon at the rate of 9.5% from July 3, 2003 through to the closing date of the settlement. The closing date of the settlement was expected to be no later than September 15, 2006. The closing date has been extended to December 31, 2006. In addition, American Southwest agreed to pay to Vestcom $360,000 as a supplemental damages payment and $250,000 for legal fees and expenses incurred by Vestcom. Assuming that September 15, 2006 was the closing date, the total amount would be $1,256,457 which includes accrued interest to the date of the settlement, which has been accrued by the Company as of July 31, 2006, with a commensurate loss reflected in the Company’s consolidated statement of operations for the period from inception of the development stage (July 1, 2004) to July 31, 2006 since the Company is absorbing the loss on behalf of the entity formerly owned by David Michery.

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

During 2004, 3,000,000 one year options were granted to two consultants. The exercise price was $.01 and all 3,000,000 vested immediately. The options were exercised prior to the effective date of the merger and reflected in the pre-merged entities financial statements. No options were granted during 2006 or 2005 and there are no options outstanding at July 31, 2006.

NOTE 9 - EQUITY PERFORMANCE PLAN

In February 2004, the Board of Directors of GL Energy adopted a 2004 Equity Performance Plan under which 10,000,000 shares of GL Energy’s common stock have been reserved for issuance to employees, officers, directors and consultants whose past, present and/or potential contributions to GL Energy have been, or will be important to the success of GL Energy. As of July 31, 2006, no common shares have been issued under this plan.

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

Our Board of Directors approved an amendment to our certificate of incorporation (the “Charter Amendment”) to: (i) change our name to “American Southwest Music Distribution” and (ii) effectuate a reverse stock split of our common stock by changing and reclassifying each seventy four (74) shares of our issued and outstanding common stock, par value $.001 per share (“Common Stock”) into one (1) fully paid and non-assessable share of Common Stock (the “Reverse Split”). A majority of our stockholders approved the Charter Amendment by written consent on July 7, 2006. A notice of shareholder action by written consent was mailed to all stockholders of record as of July 7, 2006 informing them of this action on July 27, 2006. The Charter Amendment was filed with the Delaware Secretary of State on August 17, 2006. Nasdaq effectuated the name change and reverse split on Thursday August 24, 2006. No information has been adjusted to give effect to the Reverse Split.

Effective August 24, 2006 the Company is now traded on the OTC Bulletin board under the symbol “ASWD.”

NOTE 12 - EQUITY TRANSACTIONS

On June 27, 2006, Bryan T. Gonzales was issued 2,000,000 shares of the Company's $.001 common stock under the Company’s S-8 registration statement. The Company recorded a non-cash expense of $60,000 related to this issuance, based on the trading price of Company shares on the issuance date.

On June 15, 2006, Evergreen Marketing, Inc. was issued 2,000,000 shares of the Company's $.001 common stock subject to Rule 144. The Company recorded a non-cash expense of $60,000 related to this issuance, based on the trading price of Company shares on the issuance date.

On July 17, 2006, Chris Lotito, a minority shareholder, was issued 2,000,000 shares of the Company's $.001 common stock, 1,500,000 of which were issued under the Company’s S-8 registration statement and 500,000 of which are subject to Rule 144. The Company recorded a non-cash expense of $60,000 related to this issuance, based on the trading price of Company shares on the issuance date.

ITEM 2 -MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS

The following discussion and analysis should be read in conjunction with our unaudited condensed financial statements and related notes included in this report. This report contains “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. The statements contained in this report that are not historic in nature, particularly those that utilize terminology such as “may,” “will,” “should,” “expects,” “anticipates,” “estimates,” “believes,” or “plans” or comparable terminology are forward-looking statements based on current expectations and assumptions.

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

Rate of Obsolescence

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

Impairment of Long-Lived and Other Intangible Assets

The Company reviews the carrying value of both its long-lived and other intangible assets annually, or whenever events or changes in circumstances indicate that the historical cost-carrying value of an asset may no longer be appropriate. The Company assesses recoverability of the carrying value of the asset by estimating the future net cash flows expected to result from the asset, including eventual disposition. If the future net cash flows are less than the carrying value of the asset, an impairment loss is recorded equal to the difference between the asset’s carrying value and fair value. At July 31, 2006 the Company’s evaluation determined that no provision for impairment of either its other intangible assets (its “Music Library”) or its fixed assets was required at that date.

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

Plan of Operation

We had no revenues for the three month period ended July 31, 2006 or since its inception. We incurred $243,425 in operating expenses and $40,774 in other costs and expenses for the three month period ended July 31, 2006. We paid our management $5,825 in the three month period ended July 31, 2006. Accordingly, we incurred a net loss of $284,199 for the three month period ended July 31, 2006.

We remain a development stage company. Since our inception, we have had minimum working capital to fund our operations. In order to pay the expenses of its operations, we have relied on third-party loans and loans from shareholders. As a result, we have incurred debt in the total amount of $1,195,525 to pay our expenses. Our working capital deficit at July 31, 2006 was $2,570,844 and at April 30, 2006 it was $2,300,702. We had cash of $2,503 as of July 31, 2006, while we had cash of $0 as of April 30, 2006.

We used $65,276 of net cash in operating activities for the three months ended July 31, 2006. Net cash flows used in investing activities was $161,000 for the three months ended July 31, 2006. Net cash flows provided by financing activities were $228,779 for the three months ended July 31, 2006, primarily in the form of notes issued.

During the next twelve months of operations, we plan to carry out a plan of operation as described herein. Our management is currently seeking to execute several recording agreements with various production companies, labels and artists. There is no assurance as to when or whether we will locate suitable production companies, labels and artists or suitable master recordings. Also, there are no assurances that we will have sufficient capital to secure the rights under any Recording Agreement negotiated.

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

In the second fiscal quarter of 2006, we plan to begin marketing the release of new Albums we intend to commercially release in the third and fourth fiscal quarters of 2006. During the remainder of 2006, we plan to release nine (9) separate Albums.

In the next 12 months, we plan to hire up to 5 additional employees.

We have a working capital deficit and only a minimum amount of operating cash with which to fund our future operations. We must obtain adequate funding in order to fulfill our obligations under any recording agreement that we intend to execute, and adequate funding to market and advertise any of the music products that we intend to release. If we do not receive adequate funding, management must either discontinue or substantially scale back our planned operations.

We intend to seek either debt or equity capital or both. As of the date of this report, we do not have commitments for funding or any other agreements that will provide us with adequate working capital to conduct our full operating plan for the next twelve months. We cannot give any assurance that we will locate any funding or enter into any agreements that will provide the required operating capital to fund our planned business operations. In addition, we may consider receiving advances against future sales from Universal (as customary in the music industry) or to agree to sell rights to Master recordings, copyrights, or rights to any artist under a Recording Agreement or in our catalog. In addition, we may consider strategic alliances, mergers or acquisitions as a means of pursuing our business plan or otherwise funding our business plan.

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

ITEM 3 - CONTROLS AND PROCEDURES

Our disclosure controls and procedures are designed to ensure that information required to be disclosed in reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission. Our Chief Executive Officer and the Chief Financial Officer have reviewed the effectiveness of our “disclosure controls and procedures” (as defined in the Securities Exchange Act of 1934 Rules 13a-14(c) and 15d-14(c)) within the last ninety days and have concluded that the disclosure controls and procedures are effective to ensure that material information relating to American Southwest Music Distribution and its consolidated subsidiaries is recorded, processed, summarized, and reported in a timely manner. There were no significant changes in our internal controls or in other factors that could significantly affect these controls subsequent to the last day they were evaluated by our Chief Executive Officer and Chief Financial Officer.

PART II: OTHER INFORMATION

ITEM 1 - LEGAL PROCEEDINGS

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

We have entered a stipulation for Settlement/Term Sheet in the action entitled Vestcom v. AMC; Case No. CV-04-03745, which was expected to close on or about September 15, 2006. Pursuant to the stipulation, American agreed to pay Vestcom the damages Vestcom alleges to have incurred in the above referenced action equal to the sum of $500,000 plus interest thereon at a rate of 9.5% from July 3, 2003 through the expected Closing Date, $360,000 as a supplemental damages payment and $250,000 for legal fees and expenses of Vestcom. Assuming the closing takes place shortly after the scheduled September 15, 2006 closing, the principal amount would equal $1,300,000 (the “Principal Amount”). On the Closing Date, we will issue Vestom a 9.5% promissory note for the Principal Amount, which note will be payable as follows: $150,000 payable on the Closing Date, $250,000 payable on or before January 1, 2007, and the balance to be paid in 8 equal installments paid quarterly beginning April 3, 2007.

The note will be convertible into shares of our common stock at 90% of the average bid price for the five (5) days immediately prior to conversion, subject to certain limitations. The note will be secured by our assets as well as a pledge of a certain amount of David Michery’s shares. We have agreed to register the shares of common stock underlying the note

The closing date has been extended to December 31, 2006.

ITEM 2 - UNREGISTERED SALES OF EQUITY SECURITIES

On August 6, 2006, we issued a 15% $37,000 promissory note to a single accredited investor. The issuance was exempt under Section 4(2) of the Securities Act of 1933, as amended.

On August 4, 2006, our wholly owned subisidiary American issued a $750,000 15% promissory note to a single accredited investor. This promissory note consolidated certain other promissory notes previously issued by American. The note is guaranteed by the Company and David Michery, The issuance was exempt under Section 4(2) of the Securities Act of 1933, as amended

On July 12, 2006, the Company and our wholly owned subisidiary, American jointly issued a $50,000 10% promissory note to a single accredited investor. The issuance was exempt under Section 4(2) of the Securities Act of 1933, as amended.

On July 10, 2006, we issued 500,000 shares of our common stock to a consultant as a compensatory stock grant. The issuance was exempt under Section 4(2) the Securities Act of 1933, as amended.

On June 13, 2006, the Company issued 2,000,000 shares of its common stock to a consultant as a compensatory stock grant under a Service Agreement. The issuance was exempt under Section 4(2) of the Securities Act of 1933, as amended.

ITEM 3 - DEFAULT UPON SENIOR SECURITIES

None.

ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5 - OTHER INFORMATION

On September 19, 2006, Messrs. Michery and Puckett, the holders of all of our outstanding series A preferred stock, converted their shares into 8,101,351 shares of our common stock.

ITEM 6 - EXHIBITS

Item No.	Description	Method of Filing

31.1	Certification of David Michery pursuant to Rule 13a-14(a)	Filed electronically herewith.
31.2	Certification of Kent Puckett pursuant to Rule 13a-14(a)	Filed electronically herewith.
32.1	Chief Executive Officer Certification pursuant to 18 U.S.C. § 1350 adopted pursuant to Section 906 of the Sarbanes Oxley Act of 2002	Filed electronically herewith.
32.2	Chief Financial Officer Certification pursuant to 18 U.S.C. § 1350 adopted pursuant to Section 906 of the Sarbanes Oxley Act of 2002	Filed electronically herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AMERICAN SOUTHWEST MUSIC DISTRIBUTION, INC.

September 20, 2006	/s/ David Michery
David Michery
President and Chief Executive Officer (Principal Executive Officer)

September 20, 2006	/s/ Kent Puckett
Kent Puckett
Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)