Form 10QSB
period 2006-10-31
American Southwest Music Distribution, Inc
filed 2006-12-19
CIK 1122771

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington D.C. 20549

FORM 10-QSB

(Mark One)

☒

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended October 31, 2006

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

APPLICABLE ONLY TO CORPORATE ISSUERS

As of December 14, 2006, 9,909,110 shares of our common stock were outstanding.

Transitional Small Business Disclosure Format:    Yes  ☐    No  ☒

PART 1:  FINANCIAL INFORMATION

AMERICAN SOUTHWEST MUSIC DISTRIBUTION, INC.
(FORMERLY KNOWN AS GL ENERGY AND EXPLORATION, INC.)
( A DEVELOPMENT STAGE COMPANY)
CONSOLIDATED BALANCE SHEETS

	October 31, 2006	April 30, 2006
ASSETS
Fixed assets:
Equipment	$43,266	$40,501
Furniture and fixtures	42,488	42,488
Leasehold improvements	7,000	7,000
	92,754	89,989
Accumulated depreciation	(38,815)	(28,620)
Total fixed assets	53,939	61,369

Other assets:
Music catalog, net of accumulated amortization of $0	4,522,983	4,216,000
Security deposits	3,370	3,370
Total other assets	4,526,353	4,219,370

TOTAL ASSETS	$4,580,292	$4,280,739

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable and accrued expenses payable	$242,020	$118,539
Liability for legal settlement by Company on behalf of entity formerly owned by significant Company stockholder	1,268,333	1,244,583
Notes and loans payable, stockholders and entities owned by them	264,490	247,711
Notes and loans payable, others - unrelated third parties	1,378,298	689,869
TOTAL LIABILITIES	3,153,141	2,300,702

Stockholders' equity:
Preferred stock - $0.001 par value; 5,000,000 shares authorized, 0 shares issued and outstanding	-	24
Common stock - $0.001 par value; 100,000,000 shares authorized, 8,992,933* and 59,977,042 issued and outstanding respectively	8,993	59,977
Additional paid-in capital	5,616,785	5,385,777
Deficit accumulated during the development stage	(4,198,627)	(3,465,741)
Total stockholders' equity	1,427,151	1,980,037
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$4,580,292	$4,280,739

* Adjusted for 74:1 reverse split effective August 24, 2006

AMERICAN SOUTHWEST MUSIC DISTRIBUTION, INC.
(FORMERLY KNOWN AS GL ENERGY AND EXPLORATION, INC.)
( A DEVELOPMENT STAGE COMPANY)
CONSOLIDATED STATEMENTS OF OPERATIONS

EXPENSES	Three months ended October 31, 2006	Three months ended October 31, 2005	Six months ended October 31, 2006	Six months ended October 31, 2005	Inception (July 1, 2004) through April 30, 2006	Inception (July 1, 2004) through October 31, 2006
Consulting fees and services:
Related parties including through issuance common stock of $60,000 for six months	$74,122	$66,845	$139,947	$66,845	$348,975	$488,922
Others, including incurred through issuance of common stock of $120,000 for six months	80,470	45,000	226,120	45,000	-	226,120
	154,592	111,845	366,067	111,845	348,975	715,042
General and administrative	195,954	39,391	203,680	39,391	352,809	556,489
Depreciation and amortization	29,900	6,533	54,124	10,478	46,536	100,660
Total expenses	380,446	157,769	623,871	161,714	748,320	1,372,191

Loss from operations	(380,446)	(157,769)	(623,871)	(161,714)	(748,320)	(1,372,191)

Other costs and expenses
Loss incurred on legal settlement by Company on behalf of entity formerly owned by significant Company stockholder	(11,876)	-	(23,750)	-	(1,244,583)	(1,268,333)
Interest expense	(56,365)	(13,302)	(85,265)	(22,746)	(78,617)	(163,882)
Total other costs and expenses	(68,241)	(13,302)	(109,015)	(22,746)	(1,323,200)	(1,432,215)

NET LOSS	$(448,687)	$(171,071)	$(732,886)	$(184,460)	$(2,071,520)	$(2,804,406)

Net loss per share - basic and diluted (adjusted for 74:1 reverse split)	$(0.53)	$-	$(0.80)	$-	$(2.56)	$(3.36)

Weighted average shares outstanding:
Basic and diluted (adjusted for 74:1 reverse split)	$838,996	$-	$917,739	$-	$810,501	$-

AMERICAN SOUTHWEST MUSIC DISTRIBUTION, INC.
(FORMERLY KNOWN AS GL ENERGY AND EXPLORATION, INC.)
( A DEVELOPMENT STAGE COMPANY)
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
Period from July 1, 2004 (Inception) through October 31, 2006

						Deficit
						Accumulated
					Additional	During the
	Preferred Stock		Common Stock		Paid in	Development
	Shares	Amount	Shares	Amount	Capital	Stage	Total

Issuance of common stock to Company's founders in exchange for music catalog, furniture and fixtures, and equipment	-	$-	4,292	$4	$4,292,733	$-	$4,292,737
Capital contribution			2		2,000		2,000
Net loss for period from inception (July 1, 2004) to April 30, 2005						(117,246)	(117,246)
Balance, April 30, 2005	-	$-	4,294	$4	$4,294,733	$(117,246)	$4,177,491
Recapitalization of common and preferred shares of GL Energy and Exploration, Inc., as acquiree in merger with Company as acquirer	23,980	24	59,972,748	59,973	1,091,044	(1,394,401)	(243,360)
Net loss						(1,954,094)	(1,954,094)
Balance, April 30, 2006	23,980	$24	59,977,042	$59,977	$5,385,777	$(3,465,741)	$1,980,037
Common stock issued for services			6,000,000	6,000	174,000		180,000
74:1 reverse stock split	-		(65,085,460)	(65,085)	65,085		-
Preferred shares converted into common	(23,980)	(24)	8,101,351	8,101	(8,077)		-
Net loss						(732,886)	(732,886)
Balance, October 31, 2006	-	$-	8,992,933	$8,993	$5,616,785	$(4,198,627)	$1,427,151

AMERICAN SOUTHWEST MUSIC DISTRIBUTION, INC.
(FORMERLY KNOWN AS GL ENERGY AND EXPLORATION, INC.)
( A DEVELOPMENT STAGE COMPANY)
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Six months ended October 31, 2006	Six months ended October 31, 2005	Inception (July 1, 2004) through April 30, 2006	Inception (July 1, 2004) through October 31, 2006
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(732,886)	$(184,460)	$(2,071,520)	$(2,804,406)
Adjustments to reconcile net loss to cash used in operating activities:
Depreciation and amortization	54,124	10,478	46,536	100,660
Loss incurred on legal settlement by Company on behalf of entity formerly owned by significant Company stockholder	23,750	-	1,244,583	1,268,333
Common stock issued for services	180,000	-		180,000
Net changes in:
Decrease in prepaid expenses		6,378	-
Increase in security deposits	-	-	(3,370)	(3,370)
Increase in accounts and accrued expenses payable	123,481	21,400	93,201	216,682
NET CASH USED IN OPERATING ACTIVITIES	(351,531)	(146,204)	(690,570)	(1,042,101)

CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisition of music catalogs	(306,983)	-	-	(306,983)
Acquisition of leasehold improvements, furniture and equipment	(2,765)	(11,080)	(13,252)	(16,017)
NET CASH USED IN INVESTING ACTIVITIES	(309,748)	(11,080)	(13,252)	(323,000)

CASH FLOWS FROM FINANCING ACTIVITIES:
Notes and loans payable, stockholders and entities owned by them	16,779	9,873	73,822	90,601
Notes and loans payable, others - unrelated third parties	644,500	151,591	628,000	1,272,500
Common shares issued for cash	-	-	2,000	2,000
NET CASH PROVIDED BY FINANCING ACTIVITIES	661,279	161,464	703,822	1,365,101

NET CHANGE IN CASH AND CASH EQUIVALENTS	-	4,180	-	-

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	-	-	-	-

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$-	$4,180	$-	$-

Supplementary disclosures of cash flow information
Cash paid during the year for:
Income taxes	$-	$-	$-	$-
Interest expense	-	-	-	-

Non-cash operating, investing and financing activities:
Net assets (liabilities) acquired by Company as part of merger

Assets acquired:
Accounts receivable	$-	$-	$-	$-
Total assets acquired	$-	$-	$-	$-

Liabilities acquired:
Accounts and accrued expenses payable	$-	$-	$3,306	$3,306
Loans payable, shareholders	-	-	240,053	240,053
Total liabilities acquired	-	-	243,359	243,359
Net liabilities assumed	$-	$-	$(243,359)	$(243,359)

AMERICAN SOUTHWEST MUSIC DISTRIBUTION, INC.
(FORMERLY KNOWN AS GL ENERGY AND EXPLORATION, INC.)
( A DEVELOPMENT STAGE COMPANY)
CONSOLIDATED STATEMENTS OF CASH FLOWS
Continued

	Six months ended October 31, 2006	Six months ended October 31, 2005	Inception (July 1, 2004) through April 30, 2006	Inception (July 1, 2004) through October 31, 2006

Change in Company's stockholders' equity
Preferred stock issued at par value	$-	$-	$24	$24
Common stock issued at par value	-	-	59,973	59,973
Increase in additional paid-in capital resulting from difference in value of shares exchanged between GL Energy and American Southwest Music Distribution, Inc.	-	-	1,091,044	1,091,044
Increase in accumulated deficit resulting from difference in value of shares exchanged between GL Energy and American Southwest Music Distribution, Inc.	-	-	(1,394,400)	(1,394,400)
	$-	$-	$(243,359)	$(243,359)

Common shares issued for music catalog	$-	$-	$4,216,000	$4,216,000
Common shares issued for furniture, fixtures, and equipment	-	-	76,737	76,737
Common shares issued for services	180,000	-	-	180,000

AMERICAN SOUTHWEST MUSIC DISTRIBUTION, INC.

(FORMERLY KNOWN AS GL ENERGY AND EXPLORATION, INC.)

 (A DEVELOPMENT STAGE COMPANY)

Notes to the Consolidated Financial Statements

NOTE A - ADJUSTMENTS

In the opinion of management, all adjustments consisting only of normal recurring adjustments  necessary  for  a  fair  statement  of (a)  results  of operations  for the three month and six  month  periods  ended October 31, 2006 and 2005, respectively, for the period from inception (July 1, 2004) to October 31, 2006, (b) the financial  position at October 31, 2006, (c) the  statements of cash flows for the six  month  periods ended  October 31,  2006 and 2005, respectively, for the period from inception (July 1, 2004) to October 31, 2006, and (d) the  changes  in stockholders'  equity for the six month  period ended October 31, 2006 and for the period from inception (July 1, 2004) to October 31, 2006  have been made.  The results of operations for the three months six months ended October 31, 2006 are not necessarily indicative of the results to be expected for the full year.

NOTE B – UNAUDITED INTERIM FINANCIAL INFORMATION

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

The Company's consolidated financial statements have been presented on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business.  The liquidity of the Company has been adversely affected in recent years by significant losses from operations. As further discussed in Note 3, the Company incurred losses of $732,886 for the six months ended October 31, 2006 and losses for the period from the inception of their development stage (July 1, 2004) to October 31, 2006 of $2,804,406.

At October 31, 2006, the current consolidated Company has limited cash reserves, with its current liabilities exceeding its cash by $3,153,141.

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

AMERICAN SOUTHWEST MUSIC DISTRIBUTION, INC.

(FORMERLY KNOWN AS GL ENERGY AND EXPLORATION, INC.)

 (A DEVELOPMENT STAGE COMPANY)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - NATURE OF BUSINESS / ORGANIZATION

Nature of Business

GL Energy and Exploration, Inc. (herein referred to as “GL Energy” the “Company”) was a development stage company with no business operations through March 2006.  GL Energy was incorporated in Delaware on October 7, 1998 under the name LRS Group Incorporated.  On October 15, 1998, the name was changed to LRS Capital, Inc.  On October 10, 2001, the company changed its name to GL Energy and Exploration, Inc.  GL Energy was traded on the OTC Bulletin board under the symbol “GEEX.OB.”

Merger with American Southwest Music Distribution, Inc.

American Southwest Music Distribution, Inc. (herein referred to as “American Southwest” and the “Company”) was incorporated in the State of Texas in May of 2004.  American Southwest remained inactive until it commenced development stage activity in July of 2004.

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

On August 18, 2006 the State of Delaware approved the Company changing its name from “GL Energy and Exploration, Inc.” to “American Southwest Music Distribution, Inc.”  Effective August 24, 2006 the Company is now traded on the OTC Bulletin board under the symbol “ASWD.”  In addition, the Company effectuated a 1 for 74 reverse split of its common stock.

NOTE 2 – SUMMARY OF ACCOUNTING POLICIES

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

NOTE 2 – SUMMARY OF ACCOUNTING POLICIES (CONTINUED)

Fixed assets

Fixed assets are stated at cost.  Depreciation is computed using the straight-line method over the following estimated useful lives:

Estimated

Description

useful life

_____________________________________________________________________________________________

Furniture and fixtures

5 years

Equipment

5 years

Leasehold improvements

2 years

Impairment of Long-Lived and Other Intangible Assets

The Company reviews the carrying value of both its long-lived and other intangible assets annually, or whenever events or changes in circumstances indicate that the historical cost-carrying value of an asset may no longer be appropriate.  The Company assesses recoverability of the carrying value of the asset by estimating the future net cash flows expected to result from the asset, including eventual disposition.  If the future net cash flows are less than the carrying value of the asset, an impairment loss is recorded equal to the difference between the asset’s carrying value and fair value. At October 31, 2006 the Company’s evaluation determined that no provision for impairment of either its other intangible assets (its “Music Library”) or its fixed assets was required at that date.

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

NOTE 2 – SUMMARY OF ACCOUNTING POLICIES (CONTINUED)

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

NOTE 3 – GOING CONCERN

As shown in the accompanying consolidated financial statements, the Company incurred recurring net losses totaling $2,804,406 as a development stage entity for the period from inception (July 1, 2004) through October 31, 2006. The Company has an accumulated deficit of $4,198,627 and a deficiency in working capital of $3,153,141 as of October 31, 2006.  These conditions raise substantial doubt as to the Company’s ability to continue as a going concern.  Management is trying to raise additional capital through sales of stock or loan financing arrangements.  The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

NOTE 4 – INCOME TAXES

The Company incurred no federal income tax expense for the six months ended October 31, 2006 , and for the period from inception (July 1, 2004) to October 31, 2006.  The Company has net operating loss carryforwards available of $2,804,406 to offset future net income. Due to uncertainty surrounding the realization of the favorable tax attributes in future tax returns, the Company has placed a full valuation allowance against its net deferred tax asset.  At such time as it is determined that it is more likely than not that the deferred tax asset is realizable, the valuation allowance will be reduced.  Furthermore, the net operating loss carry forward may be subject to further limitation pursuant to Section 382 of the Internal Revenue Code.

The cumulative net operating loss carryforward will expire in accordance with the following schedule:

April 30, 2025	$117,426
2026	1,954,094
2027	732,886
$2,804,406

Deferred income taxes consist of the following:

Deferred tax assets	$953,498
Less: valuation allowance	953,498
$--

NOTE 5 – NOTES AND LOANS PAYABLE

Details regarding notes and loans payable follow below:

Stockholders and the entities owned by them:

	October 31, 2006	April 30, 2006

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

	$49,009	$49,009
Unsecured $16,592 note dated May 26, 2005 held by Byers and Associates, an entity owned by Donald Byers. The note was due and payable on February 28, 2006. The note accrued interest at a rate of 10% per annum. The principal balance plus accrued interest that was due on February 28, 2006 had not been paid and the note was in default. It continues to accrue interest and the holder has indicated the intention not to demand payment of the amount due for a period of at least one year from April 30, 2006	16,592	16,592
Unsecured $101,180 loans payable to Don Byers. The loans are due on demand and accrue interest at 10% per annum. They continues to accrue interest and the holder has indicated the intention not to demand payment of the amount due for a period of at least one year from April 30, 2006.	101,180	101,180
Unsecured $25,000 loans payable to Don Byers. The loans resulted from accounting and legal fees paid on behalf of the Company in October 2006. The loans are due on demand and currently are non-interest bearing.	25,000	-
Unsecured $24,409 loan payable to Wellstar International, an entity owned by Don Byers. The loan is due on demand and accrues interest at 10% per annum. It continues to accrue interest and the holder has indicated the intention not to demand payment of the amount due for a period of at least one year from April 30, 2006.	24,409	24,409
Unsecured $10,800 loan payable to Northern Business, entity owned by Don Byers.The loan is due on demand and accrues interest at 10% per annum. It continues to accrue interest and the holder has indicated the intention not to demand payment of the amount due for a period of at least one year from April 30, 2006.	10,800	10,800
	226,990	201,990

NOTE 5 – NOTES AND LOANS PAYABLE (CONTINUED)

Other Stockholders

Unsecured $37,500 loan payable to Chris Lotito, a minority shareholder. The loan is due on demand and accrue interest at 10% per annum. It continues to accrue interest and the holder has indicated the intention not to demand payment of the amount due for a period of at least one year from April 30, 2006.	$37,500	$37,500
Unsecured $8,222 loan payable to David Michery, the Company’s Chief Executive Officer. The loan is non-interest bearing and due on demand. It continues to accrue interest and theholder has indicated the intention not to demand payment of the amount due for a period of at least one year from the April 30, 2006 balance sheet date.	-	8,221
Notes and loans payable, stockholders and the entities owned by them	264,490	247,711

Other unrelated third parties

$750,000 unrelated third party note dated August 4, 2006 held by Generation Leasing, LLC, net of unamortized deferred loan origination fees of $19,583.   The note is due and payable on December 30, 2006.  The note calls for a monthly payment of $9,375, which represents interest only calculated on an annual interest rate of 15%.  All assets of the Company, including intangibles, patents, and purchase contracts, are pledged as security for repayment.  This note consolidates five $150,000 notes payable to Generation Leasing, LLC which were cancelled by the holder pursuant to the Company’s agreement to do so.

	$730,417	$422,917
$150,000 unrelated third party note dated May 25, 2006 held by Generation Leasing, LLC, net of unamortized deferred loan origination fees of $8,571. The note is due and payable on December 30, 2006. The note calls for a monthly payment of $1,875, which represented interest only calculated on an annual interest rate of 15%. All assets of the Company, including intangibles, patents, and purchase contracts, are pledged as security for repayment.	141,429	-
$100,000 unrelated third party note dated October 19, 2006 held by Mark Villi. The note is due and payable on November 24, 2006. The note accrues interest at a rate of 10% per annum. Interest continues to accrue on this now defaulted note payable since the holder has indicated his intention not to demand payment.	100,000	-
$27,500 unrelated third party note dated September 30, 2006 held by Generation Leasing, LLC. The note is due and payable on November 3, 2006. The note called for a monthly payment of $2,500, which represented interest only calculated on an annual interest rate of 15%. Interest continues to accrue on this now defaulted note payable since the holder has indicated his intention not to demand payment.	27,500	-

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

	150,000	150,000

NOTE 5 – NOTES AND LOANS PAYABLE (CONTINUED)

Other unrelated third parties (continued)

$50,000 unrelated third party note dated July 12, 2006 held by Visionet Television Network, Inc. The note was due and payable on January 12, 2007 and accrues interest at a rate of 15%. The note is personally guaranteed by David Michery, the Company’s Chief Executive Officer.	$50,000	$-

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

	38,000	38,000
$37,000 unrelated third party note dated August 6, 2006 held by Generation Leasing, LLC. The note was due and payable on November 6, 2006 and accrues interest at a rate of 15%.	37,000	-

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

	25,000	25,000
$25,000 unrelated third party note dated June 15, 2005 held by Generation Leasing, LLC. The note was due and payable on September 15, 2006 and accrues interest at a rate of 15%.	25,000	-

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

	10,000	10,000

NOTE 5 – NOTES AND LOANS PAYABLE (CONTINUED)

Other unrelated third parties (continued)

Unsecured $43,952 loan payable to Three Sisters Investment Corp. The loan is due on demand and accrues interest at 10% per annum. It continues to accrue interest and the holder has indicated the intention not to demand payment of the amount due for a period of at least one year from April 30, 2006.	$43,952	$43,952
Notes and loans payable, others – unrelated third parties	1,378,298	689,869
	$1,642,788	$937,580

Accounts payable and accrued expenses payable at October 31, 2006and April 30, 2006 includes $ 19,546 and $9,390, respectively of accrued interest payable to Company stockholders and entities owned by them.  Accounts payable and accrued expenses payable at October 31, 2006 and April 30, 2006, includes $78,210 and $51,212 of accrued interest payable to unrelated parties, respectively.

Interest expense incurred by the Company to Company stockholders and entities owned by them was $10,155 and $14,920 for the six months ended October 31, 2006  and for the year ended April 30, 2006, respectively, and $25,075 for the period from inception of the development stage (July 1, 2004) to October 31, 2006.  Interest expense incurred by the Company to unrelated third parties was $75,110 and $63,697 for the six months ended October 31, 2006 and for the year ended April 30, 2006 respectively, and $138,807 for the period from inception of the development stage (July 1, 2004) to October 31, 2006.

See Note 12 concerning additional borrowing and promissory notes made subsequent to the balance sheet date.

NOTE 6 – OPERATING FACILITIES

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

The Company entered into a new lease for office space located in West Hollywood, California, which commenced November 2005 and will expire on October 31, 2007.  The lease agreement requires monthly payments of $1,685.  Future minimum lease payments are as follows:

April 30, 2007	$20,220
2008	$10,110

Rent expense incurred by the Company was $12,115 and $0 respectively, for the six months ended October 31, 2006 and 2005, respectively, and $10,106 for year ended April 30, 2006, respectively, and $52,573 for the period from inception of the development stage (July 1, 2004) to October 31, 2006.

NOTE 7 – RELATED PARTY TRANSACTIONS

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

A settlement by the Company with Vestcom, Ltd involving assets transferred to Celestial that included the Music Catalogues received by the Company in exchange for its shares in the preceding paragraph is described in detail in (D) below.

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

NOTE 7 – RELATED PARTY TRANSACTIONS (CONTINUED)

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

The Company has incurred related party consulting fees and services of $0 and $5,000 during the six months ended October 31, 2006 and 2005, respectively, to Kent Puckett, CFO of American Southwest.

The Company has also incurred related party consulting fees and services of $25,000 during the year ended April 30, 2006 to Kent Puckett, CFO of American Southwest.

The Company has incurred related party consulting fees and services of $63,447 and $61,846 during the six months ended October 31, 2006 and 2005, respectively, to David Michery, CEO of American Southwest.

The Company has also incurred related party consulting fees and services of $16,500 during the six months ended October 31, 2006 to Robert Guillerman, former President of American Southwest.

The Company has also incurred related party consulting fees and services of $60,000 during the six months ended October 31, 2006 to Chris Lotito, a minority shareholder (See Note 5 for a note payable also owed to him)  Chris Lotito was issued 2,000,000 shares of the Company’s $.001 common stock subject to Rule 144. The Company recorded a non-cash expense of $60,000 related to this issuance, based on the trading price of Company shares on the issuance date.

Accordingly, related party consulting fees and services totaled $139,947 and $66,845, respectively, during the six months ended October 31, 2006 and 2005, respectively. In addition, related party consulting fees and services totaled $348,975 for the year ended April 30, 2006, and $488,922 for the period from inception of the development stage (July 1, 2004) to October 31, 2006, including the $150,000 incurred to Donald Byers described in (B) above, which includes $60,000 incurred through the issuance of restricted common stock described in the preceding paragraph.

NOTE 7 – RELATED PARTY TRANSACTIONS (CONTINUED)

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

On July 12, 2006 American Southwest reached a settlement with Vestcom whereby American Southwest agreed to pay Vestcom as follow: $500,000, which represents the principal amount of the above loan made by Vestcom on or about July 3, 2003, plus interest thereon at the rate of 9.5% from July 3, 2003 through to the closing date of the settlement.  The closing date of the settlement was expected to be no later than September 15, 2006. In addition, American Southwest agreed to pay to Vestcom $360,000 as a supplemental damages payment and $250,000 for legal fees and expenses incurred by Vestcom. At October 31, 2006, the total amount reflected as liability for the legal settlement in the Balance Sheet is $1,268,333, which includes accrued interest to that date.  A commensurate loss has been reflected in the Company’s consolidated statement of operations for the period from inception of the development stage (July 1, 2004) to October 31, 2006, since the Company is absorbing the loss on behalf of the entity formerly owned by David Michery.

Assuming the settlement closing had taken place as planned, American Southwest was to issue a promissory note to Vestcom which would bear interest at 9.5%.  The note was to be payable as follows: $150,000 payable at the closing date, which was to be applied to the final payments of interest on the note, $250,000 payable on or before January 1, 2007, and the balance of $1,102,772 payable in 8 equal installments paid quarterly in the amount of $137,847.

To date, the initial cash payment of $150,000 due to Vestcom at a closing, as contemplated under the current terms of the settlement, has not been made.   However, Company management is in the process of arranging payment through alternate mean, and Vestcom at this point has not seen good cause to act unfavorably under an Order of Dismissal granted subsequent to the Balance Sheet date in the United States District Court – Central District of California.

The note was also to be convertible in whole or in part at any time into American Southwest’s common stock at 90% of the average bid price for the 5 days immediately prior to conversion.  American Southwest was also to secure its obligation with a lien on all of its assets, which apparently would be junior in position to the obligation to Pegasus described in Note 5 above.  David Michery had agreed to personally guarantee this settlement should American Southwest breach any of its obligations.

The company’s ability to exploit the Music Catalogue received from Celestial is dependent on the Settlement closing taking place and the Company’s meeting the scheduled payments as due, in particular the $150,000 due at closing and the $250,000 due in January 1, 2007, unless the entire obligation is successfully refinanced.

NOTE 8 – STOCK INCENTIVE PLAN

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

During 2004, 3,000,000 one year options were granted to two consultants.  The exercise price was $.01 and all 3,000,000 vested immediately.  The options were exercised prior to the effective date of the merger and reflected in the pre-merged entities financial statements. No options were granted during 2006 or 2005 and there are no options outstanding at October 31, 2006.

NOTE 9 – EQUITY PERFORMANCE PLAN

In February 2004, the Board of Directors of GL Energy adopted a 2004 Equity Performance Plan under which 10,000,000 shares of GL Energy’s common stock have been reserved for issuance to employees, officers, directors and consultants whose past, present and/or potential contributions to GL Energy have been, or will be important to the success of GL Energy.  As of October 31, 2006, no common shares have been issued under this plan.

NOTE 10 – AGREEMENTS WITH UNIVERSAL RECORDS

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

NOTE 10 – AGREEMENTS WITH UNIVERSAL RECORDS (CONTINUED)

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

NOTE 11 – CHANGE IN NAME FROM GL ENERGY & EXPLORATION, INC. TO AMERICAN SOUTHWEST MUSIC DISTRIBUTION, INC.

The Board of Directors approved an amendment to the certificate of incorporation (the “Charter Amendment”) to: (i) change the name of the Company from “GL Energy & Exploration, Inc.” to “American Southwest Music Distribution, Inc.” and (ii) effectuate a reverse stock split of the Company’s common stock by changing and reclassifying each seventy four (74) shares of issued and outstanding common stock, par value $.001 per share (“Common Stock”) into one (1) fully paid and non-assessable share of Common Stock (the “Reverse Split”). The Charter Amendment was filed with the Delaware Secretary of State on August 17, 2006. NADAQ effectuated the name change and reverse split on Thursday August 24, 2006. No information has been adjusted to give effect to the Reverse Split.

Effective August 24, 2006 the Company is now traded on the OTC Bulletin board under the symbol “ASWD.”

NOTE 12 - EQUITY TRANSACTIONS

Stock Issued for Services

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

Reverse Stock Split

During the quarter ended October 31, 2006, The Company effectuated a 1 for 74 reverse split of its common stock.

Conversion of Preferred Shares of Stock Issued in Merger

During the quarter ended October 31, 2006, David Michery and Kent Puckett, both officers and shareholders of the Company converted a total of 23,980 shares of preferred convertible stock that they received in the merger into 8,101,351 shares of the Company’s common stock on a post reverse split basis.

ITEM 2 –MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS

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

Plan of Operation

We had no revenues for the three month period ended October 31, 2006 or since its inception. We incurred $380,466 and $623,871 in operating expenses for the three and six month periods ended October 31, 2006 as compared to $157,769 and $161,714 for the comparable periods in 2005. We also incurred $68,241 and $109,015 in other costs and expenses for the three and six month periods ended October 31, 2006 as compared to $13,302 and $22,746 for the comparable periods in 2005. We have also incurred $124,591 in legal and accounting fees for the six month period ended October 31, 2006.  These fees were related to negotiating Recording Agreements, litigation and SEC compliance requirements.  We paid our management $57,622 and $63,477 in the three and six month periods ended October 31, 2006.  Accordingly, we incurred net losses of $448,687 and $732,866 for the three and six month periods ended October 31, 2006, respectively, as compared to $171,071 and $184,460 for the comparable periods in 2005.

We remain a development stage company.  Since our inception, we have had minimum working capital to fund our operations.  In order to pay the expenses of its operations, we have relied on third-party loans and loans from shareholders. As a result, we have incurred debt in the total amount of $1,378,298 to pay our expenses.  Our working capital deficit at October 31, 2006 was $3,153,141 and at April 30, 2006 it was $2,300,702.  We had cash of $0 as of October 31, 2006, while we had cash of $0 as of April 30, 2006.

We used $351,531 of net cash in operating activities for the six months ended October 31, 2006.  Net cash flows used in investing activities was $309,748 for the six months ended October 31, 2006.  Net cash flows provided by financing activities were $661,279 for the six months ended October 31, 2006, primarily in the form of notes issued.

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

In the second fiscal quarter of 2006, we began marketing the release of new Albums we intend to commercially release in the third and fourth fiscal quarters of 2006. During the remainder of fiscal 2006, we plan to release nine (9) separate Albums.

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

Regardless of whether our cash assets are adequate to meet its operational needs, we will seek to compensate its management, consultants, employees and other service providers by issuing its shares of stock, or options to buy shares of its common stock in lieu of cash.  For information as to our policy in regard to payment for services, see "Other Compensation Arrangements." contained in our Annual Report on Form 10KSB.

We anticipate obtaining funding from the sale of our common stock and from additional loans.

ITEM 3 – CONTROLS AND PROCEDURES

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

ITEM 1 –  LEGAL PROCEEDINGS

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

ITEM 2 –  UNREGISTERED SALES OF EQUITY SECURITIES

None.

ITEM 3 –  DEFAULT UPON SENIOR SECURITIES

None.

ITEM 4 –  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5 –  OTHER INFORMATION

None.

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

AMERICAN SOUTHWEST MUSIC DISTRIBUTION, INC.

December 18, 2006	/s/ David Michery
David Michery.
President and Chief Executive Officer
(Principal Executive Officer)

December 18, 2006	/s/ Kent Puckett
Kent Puckett Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)