Form 10QSB/A
period 2006-07-31
American Southwest Music Distribution, Inc
filed 2006-12-21
CIK 1122771

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington D.C. 20549

FORM 10-QSB/A
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

GL ENERGY AND EXPLORATION, INC.
(NOW KNOWN AS AMERICAN SOUTHWEST MUSIC DISTRIBUTION, INC.)
( A DEVELOPMENT STAGE COMPANY)
CONSOLIDATED STATEMENTS OF OPERATIONS

			Inception (July	Inception (July
	Three months	Three months	1, 2004)	1, 2004)
	ended	ended	through	through
	July 31,	July 31,	April 30,	July 31,
	2006	2005	2006	2006

EXPENSES
Related party consulting fees and services	$65,825	$-	$348,975	$414,800
General and administrative	153,376	-	352,629	506,005
Depreciation and amortization	24,224	3,945	46,536	70,760
Total expenses	243,425	3,945	748,140	991,565

Loss from operations	(243,425)	(3,945)	(748,140)	(991,565)

Other costs and expenses

Loss incurred on legal settlement by Company on behalf of entity formerly owned by significant Company stockholder	(11,874)	0	(1,244,583)	(1,256,457)
Interest expense	(28,900)	(9,444)	(78,617)	(107,517)
Total other costs and expenses	(40,774)	(9,444)	(1,323,200)	(1,363,974)

NET LOSS	$(284,199)	$(13,389)	$(2,071,340)	$(2,355,539)

Net loss per share - basic and diluted	$(0.00)	$-	$(0.48)	$(0.48)

Weighted average shares outstanding:
Basic and diluted	62,085,738	-	4,306,887

GL ENERGY AND EXPLORATION, INC.
(NOW KNOWN AS AMERICAN SOUTHWEST MUSIC DISTRIBUTION, INC.)
(A DEVELOPMENT STAGE COMPANY)
CONSOLIDATED STATEMENTS OF CASH FLOWS
			Inception (July	Inception (July
	Three months	Three months	1, 2004)	1, 2004)
	ended	ended	through	through
	July 31,	July 31,	April 30,	July 31,
	2006	2005	2006	2006
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(284,199)	$(13,389)	$(2,071,340)	$(2,355,539)
Adjustments to reconcile net deficit to cash used in operating activities:
Depreciation and amortization	24,224	3,945	46,536	70,760
Loss incurred on legal settlement by Company on behalf of entity formerly owned by significant Company stockholder	11,874	-	1,244,583	1,256,457
Common stock issued for services	180,000	-		180,000
Net changes in:
(Increase) decrease in prepaid expenses	(7,500)	3,189	-	(7,500)
Increase in security deposits	-	-	(3,370)	(3,370)
Increase in accounts and accrued expenses payable	10,325	(10,336)	93,021	103,346
NET CASH USED IN OPERATING ACTIVITIES	(65,276)	(16,591)	(690,570)	(755,846)

CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisition of music catalogs	(159,000)	-	-	(159,000)
Acquisition of furniture and equipment	(2,000)	-	(13,252)	(15,252)
NET CASH USED IN INVESTING ACTIVITIES	(161,000)	-	(13,252)	(174,252)

CASH FLOWS FROM FINANCING ACTIVITIES:
Notes and loans payable, stockholders and entities owned by them	(8,221)	16,591	73,822	65,601
Notes and loans payable, others - unrelated third parties	247,000	-	628,000	875,000
Payment of deferred offering costs	(10,000)	-	-	(10,000)
Common shares issued for cash	-	-	2,000	2,000
NET CASH PROVIDED BY FINANCING ACTIVITIES	228,779	16,591	703,822	932,601

NET CHANGE IN CASH AND CASH EQUIVALENTS	2,503	-	-	2,503

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	-	-	-	-

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$2,503	$-	$-	$2,503

Supplementary disclosures of cash flow information
Cash paid during the year for:
Income taxes	$-	$-	$-	$-
Interest expense	-	-	-	-

Non-cash operating, investing and financing activities:
Net assets (liabilities) acquired by Company as part of merger

Assets acquired:
Accounts receivable	-	-	-	-
Total assets acquired	0	0	0	0

Liabilities acquired:
Accounts and accrued expenses payable	-	-	3,306	3,306
Loans payable, shareholders	-	-	240,053	240,053
Total liabilities acquired	-	-	243,359	243,359
Net liabilities assumed	-	-	(243,359)	(243,359)

Change in Company's stockholders' equity
Preferred stock issued at par value	-	-	24	24
Common stock issued at par value	-	-	59,973	59,973
Increase in additional paid-in capital resulting from difference in value of shares exchanged between GL Energy and American Southwest Music Distribution, Inc.	-	-	1,091,044	1,091,044
Increase in accumulated deficit resulting from difference in value of shares exchanged between GL Energy and American Southwest Music Distribution, Inc.	-	-	(1,394,000)	(1,394,000)
	-	-	(242,959)	(242,959)

Common shares issued for music catalog	-	-	4,216,000	4,216,000
Common shares issued for furniture, fixtures, and equipment	-	-	76,737	76,737
Common shares issued for services	180,000			180,000

GL ENERGY AND EXPLORATION, INC.
(NOW KNOWN AS AMERICAN SOUTHWEST MUSIC DISTRIBUTION, INC.)
(A DEVELOPMENT STAGE COMPANY)

Notes to the Consolidated Financial Statements

NOTE A - ADJUSTMENTS

In the opinion of management, all adjustments consisting only of normal recurring adjustments necessary for a fair statement of (a) results of operations for the three month period ended July 31, 2006 and 2005, respectively, and for the period from inception (July 1, 2004) to July 31, 2006, (b) the financial position at July 31, 2006, and (c) the statements of cash flows for the three month period ended July 31, 2006 and 2005, respectively, and for the period from inception (July 1, 2004) to July 31, 2006. The results of operations for the three months ended July 31, 2006 are not necessarily indicative of the results to be expected for the full year.

NOTE B - UNAUDITED INTERIM FINANCIAL INFORMATION

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information. Accordingly, they do not include all the information and footnotes required by generally accepted accounting principles for financial statements. For further information, refer to the audited consolidated financial statements and notes thereto for the year ended April 30, 2006 included in the Company's Form 10-KSB filed with the Securities and Exchange Commission on August 25, 2006; and the Company's 10-KSB filed on September 21, 2006.

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

Plan of Operation

We had no revenues for the three month period ended July 31, 2006 or since its inception. We incurred $243,425 in operating expenses and $40,774 in other costs and expenses for the three month period ended July 31, 2006 as compared to $3,945 in operating expenses and $9,444 in other costs and expenses for the comparable period in 2005. We paid our management $5,825 in the three month period ended July 31, 2006. Accordingly, we incurred a net loss of $284,199 for the three month period ended July 31, 2006 as compared to $13,389 for the comparable period in 2005..

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

AMERICAN SOUTHWEST MUSIC DISTRIBUTION, INC.

December __, 2006	/s/ David Michery
David Michery
President and Chief Executive Officer (Principal Executive Officer)

December __, 2006	/s/ Kent Puckett
Kent Puckett
Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)