Form 10QSB/A
period 2006-07-31
American Southwest Music Distribution, Inc
filed 2007-01-09
CIK 1122771

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington D.C. 20549

FORM 10-QSB/A No. 2
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

AMERICAN SOUTHWEST MUSIC DISTRIBUTION, INC.

January 8, 2007	/s/ David Michery
David Michery
President and Chief Executive Officer (Principal Executive Officer)

January 8, 2007	/s/ Kent Puckett
Kent Puckett
Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)