Form 10QSB
period 2007-01-31
American Southwest Music Distribution, Inc
filed 2007-03-22
CIK 1122771

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington D.C. 20549

FORM 10-QSB

(Mark One)

☒

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended January 31, 2007

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

APPLICABLE ONLY TO CORPORATE ISSUERS

As of March 21, 2007, 10,365,736 shares of our common stock were outstanding.

Transitional Small Business Disclosure Format:    Yes  ☐    No  ☒

PART 1:  FINANCIAL INFORMATION

AMERICAN SOUTHWEST MUSIC DISTRIBUTION, INC.
(FORMERLY KNOWN AS GL ENERGY AND EXPLORATION, INC.)
( A DEVELOPMENT STAGE COMPANY)
CONSOLIDATED BALANCE SHEETS

	January 31, 2007	April 30, 2006 (adjusted for 74:1 reverse split)
ASSETS
Fixed assets:
Equipment	$43,266	$40,501
Furniture and fixtures	42,488	42,488
Leasehold improvements	7,000	7,000
	92,754	89,989
Accumulated depreciation	(43,977)	(28,620)
Total fixed assets	48,777	61,369

Other assets:
Music catalog, net of accumulated amortization of $0	4,530,983	4,216,000
Security deposits	3,370	3,370
Total other assets	4,534,353	4,219,370

TOTAL ASSETS	$4,583,130	$4,280,739

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable and accrued expenses payable	$333,074	$118,539
Liability for legal settlement by Company on behalf of entity formerly owned by significant Company stockholder	1,280,208	1,244,583
Notes and loans payable, stockholders and entities owned by them	86,000	247,711
Notes and loans payable, others - unrelated third parties	1,397,500	689,869
TOTAL LIABILITIES	3,096,782	2,300,702

Stockholders' equity:
Preferred stock - $0.001 par value; 5,000,000 shares authorized, 0 shares issued and outstanding	-	24
Common stock - $0.001 par value; 100,000,000 shares authorized, 10,365,736* and 59,977,042 issued and outstanding respectively	10,327	59,977
Additional paid-in capital	7,247,730	5,385,777
Deficit accumulated during the development stage	(5,771,709)	(3,465,741)
Total stockholders' equity	1,486,348	1,980,037
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$4,583,130	$4,280,739

* Adjusted for 74:1 reverse split effective August 24, 2006

AMERICAN SOUTHWEST MUSIC DISTRIBUTION, INC.
(FORMERLY KNOWN AS GL ENERGY AND EXPLORATION, INC.)
( A DEVELOPMENT STAGE COMPANY)
CONSOLIDATED STATEMENTS OF OPERATIONS

EXPENSES	Three months ended January 31, 2007	Three months ended January 31, 2006	Nine months ended January 31, 2007	Nine months ended January 31, 2006	Inception (July 1, 2004) through April 30, 2006	Inception (July 1, 2004) through January 31, 2007
Consulting fees and services:
Related parties, including through issuance common stock of $1,393,847 and $0 for nine months ended	$1,362,271	$78,950	$1,517,218	$145,795	$348,975		$1,866,193
Others, including incurred through issuance of common stock of $60,000 and $0 for nine months ended	-	30,000	131,120	75,000	-		131,120
	1,362,271	108,950	1,648,338	220,795	348,975		1,997,313
General and administrative, including through issuance of common stock for legal fees of $60,400 and $0 for nine months ended	157,576	36,025	361,256	75,416	352,809		714,065
Depreciation and amortization	33,317	10,575	87,441	21,053	46,536		133,977
Total expenses	1,553,164	155,550	2,097,035	317,264	748,320		2,845,355

Loss from operations	(1,553,164)	(155,550)	(2,097,035)	(317,264)	(748,320)		(2,845,355)

Other costs and expenses
Loss incurred on legal settlement by Company on behalf of entity formerly owned by significant Company stockholder	(11,875)	-	(35,625)	-	(1,244,583)		(1,280,208)
Debt conversion costs	(46,232)		(46,232)				(46,232)
Interest expense	(41,811)	(18,445)	(127,076)	(41,191)	(78,617)		(205,693)
Total other costs and expenses	(99,918)	(18,445)	(208,933)	(41,191)	(1,323,200)		(1,532,133)

NET LOSS	$(1,653,082)	$(173,995)	$(2,305,968)	$(358,455)	$(2,071,520)		$(4,377,488)

Net loss per share - basic and diluted (adjusted for 74:1 reverse split)	$(1.52)	$-	$(2.54)	$-	$(2.56)		$(5.10)

Weighted average shares outstanding:
Basic and diluted (adjusted for 74:1 reverse split)	$1,087,905	$-	$908,941	$-	$810,501	$

AMERICAN SOUTHWEST MUSIC DISTRIBUTION, INC.
(FORMERLY KNOWN AS GL ENERGY AND EXPLORATION, INC.)
( A DEVELOPMENT STAGE COMPANY)
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
Period from July 1, 2004 (Inception) through January 31, 2007

						Deficit
						Accumulated
					Additional	During the
	Preferred Stock		Common Stock		Paid in	Development
	Shares	Amount	Shares	Amount	Capital	Stage	Total
Balance, April 30, 2005	-	$-	4,294	$4	$4,294,733	$(117,246)	$4,177,491
Recapitalization of common and preferred shares of GL Energy and Exploration, Inc., as acquiree in merger with Company as acquirer	23,980	24	59,972,748	59,973	1,091,044	(1,394,401)	(243,360)
Net loss						(1,954,094)	(1,954,094)
Balance, April 30, 2006	23,980	$24	59,977,042	$59,977	$5,385,777	$(3,465,741)	$1,980,037
Common stock issued for consulting fees and services			7,062,352	7,024	1,507,223		1,514,247
74:1 reverse stock split	-		(65,085,460)	(65,085)	65,085		-
Shares issued in settlement of notes and loans payable, stockholder’s and entities owned by them			310,451	310	297,722		298,032
Preferred shares converted into common	(23,980)	(24)	8,101,351	8,101	(8,077)		-
Net loss						(2,305,968)	(2,305,968)
Balance, January 31, 2007	-	$-	10,365,736	$10,327	$7,247,730	$(5,771,709)	$1,486,348

AMERICAN SOUTHWEST MUSIC DISTRIBUTION, INC.
(FORMERLY KNOWN AS GL ENERGY AND EXPLORATION, INC.)
( A DEVELOPMENT STAGE COMPANY)
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Nine months ended January 31, 2007	Nine months ended January 31, 2006	Inception (July 1, 2004) through April 30, 2006	Inception (July 1, 2004) through January 31, 2007
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(2,305,968)	$(358,455)	$(2,071,520)	$(4,377,488)
Adjustments to reconcile net loss to cash used in operating activities:
Depreciation and amortization	87,441	21,053	46,536	133,977
Loss incurred on legal settlement by Company on behalf of entity formerly owned by significant Company stockholder	35,625	-	1,244,583	1,280,208
Common stock issued for consulting fees and services	1,514,247	-	-	1,514,247
Debt conversion costs	46,232	-	-	46,232
Accounting and legal fees added to notes and loans payable, stockholders and entities owned by them	25,000	-	-	25,000
Net changes in:
Decrease in prepaid expenses	-	9,498	-
Increase in security deposits	-	-	(3,370)	(3,370)
Increase in accounts and accrued expenses payable	227,892	45,046	93,201	321,093
NET CASH USED IN OPERATING ACTIVITIES	(369,531)	(282,858)	(690,570)	(1,060,101)

CASH FLOWS FROM INVESTING ACTIVITIES:
Decrease in officer loan receivable		7,347		-
Acquisition of music catalogs	(298,983)	-	-	(298,983)
Acquisition of leasehold improvements, furniture and equipment	(2,765)	(11,080)	(13,252)	(16,017)
NET CASH USED IN INVESTING ACTIVITIES	(301,748)	(3,733)	(13,252)	(315,000)

CASH FLOWS FROM FINANCING ACTIVITIES:
Notes and loans payable, stockholders and entities owned by them	36,279	15,000	73,822	110,101
Notes and loans payable, others - unrelated third parties	635,000	271,591	628,000	1,263,000
Common shares issued for cash	-	-	2,000	2,000
NET CASH PROVIDED BY FINANCING ACTIVITIES	671,279	286,591	703,822	1,375,101

NET CHANGE IN CASH AND CASH EQUIVALENTS	-	-	-	-

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	-	-	-	-

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$-	$-	$-	$-

Supplementary disclosures of cash flow information
Cash paid during the year for:
Income taxes	$-	$-	$-	$-
Interest expense	-	-	-	-

Non-cash operating, investing and financing activities:
Net assets (liabilities) acquired by Company as part of merger

Assets acquired:
Accounts receivable	$-	$-	$-	$-
Total assets acquired	$-	$-	$-	$-

AMERICAN SOUTHWEST MUSIC DISTRIBUTION, INC.
(FORMERLY KNOWN AS GL ENERGY AND EXPLORATION, INC.)
( A DEVELOPMENT STAGE COMPANY)
CONSOLIDATED STATEMENTS OF CASH FLOWS
Continued

	Nine months ended January 31, 2007	Nine months ended January 31, 2006	Inception (July 1, 2004) through April 30, 2006	Inception (July 1, 2004) through January 31, 2007
Supplementary disclosures of cash flow information, continued
Liabilities acquired:
Accounts and accrued expenses payable	$-	$-	$3,306	$3,306
Loans payable, shareholders	-	-	240,053	240,053
Total liabilities acquired	-	-	243,359	243,359
Net liabilities assumed	$-	$-	$(243,359)	$(243,359)

Change in Company's stockholders' equity
Preferred stock issued at par value	$-	$-	$24	$24
Common stock issued at par value	-	-	59,973	59,973
Increase in additional paid-in capital resulting from difference in value of shares exchanged between GL Energy and American Southwest Music Distribution, Inc.	-	-	1,091,044	1,091,044
Increase in accumulated deficit resulting from difference in value of shares exchanged between GL Energy and American Southwest Music Distribution, Inc.	-	-	(1,394,400)	(1,394,400)
	$-	$-	$(243,359)	$(243,359)

Common shares issued for music catalog	$-	$-	$4,216,000	$4,216,000
Common shares issued for furniture, fixtures, and equipment	-	-	76,737	76,737
Common shares issued for services	1,470,200	-	-	1,470,200

Common stock issued at par	$310	$-	$-	$310
Additional paid-in capital	297,722	-	-	297,722
	298,032	-	-	298,032

Notes and loans payable, stockholders and entities owned by them converted into common stock
Debt converted	222,441	-	-	222,441
Accrued interest payable on debt	29,359	-	-	29,359
	251,800	-	-	251,800

Excess of fair value of stock issued over debt converted – debt conversion costs	$46,232	$-	$-	$46,232

AMERICAN SOUTHWEST MUSIC DISTRIBUTION, INC.

(FORMERLY KNOWN AS GL ENERGY AND EXPLORATION, INC.)

 (A DEVELOPMENT STAGE COMPANY)

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

NOTE A - ADJUSTMENTS

In the opinion of management, all adjustments consisting only of normal recurring adjustments  necessary  for  a  fair  statement  of (a)  results  of operations  for the three month and nine  month  periods  ended January 31, 2007 and 2006, respectively, and for the period from inception (July 1, 2004) to January 31, 2007, (b) the financial  position at January 31, 2007, (c) the  statements of cash flows for the nine month  periods ended January 31,  2007 and 2006, respectively, and for the period from inception (July 1, 2004) to January 31, 2007, and (d) the  changes  in stockholders'  equity for the nine month  period ended January 31, 2007 and for the period from inception (July 1, 2004) to January 31, 2007  have been made.  The results of operations for the three months and the nine months ended January 31, 2007 are not necessarily indicative of the results to be expected for the full year.

NOTE B – UNAUDITED INTERIM FINANCIAL INFORMATION

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information. Accordingly, they do not include all the information and footnotes required by generally accepted accounting principles for financial statements. For further information, refer to the audited consolidated financial statements and notes thereto for the year ended April 30, 2006 included in the Company's Form 10-KSB filed with the Securities and Exchange Commission on August 25, 2006

The Company's consolidated financial statements have been presented on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business.  The liquidity of the Company has been adversely affected in recent years by significant losses from operations. As further discussed in Note 3, the Company incurred losses of $2,305,968 for the nine months ended January 31, 2007 and losses for the period from the inception of their development stage (July 1, 2004) to January 31, 2007 of $4,377,488.

At January 31, 2007, the current consolidated Company has limited cash reserves, with its current liabilities exceeding its cash by $3,096,782.

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

On August 18, 2006 the State of Delaware approved the Company changing its name from “GL Energy and Exploration, Inc.” to “American Southwest Music Distribution, Inc.”  Effective August 24, 2006 the Company is now traded on the OTC Bulletin board under the symbol “ASWD.”    In addition, the Company effectuated a 1 for 74 reverse split of its common stock during the quarter ended October 31, 2006.

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

5 years

Leasehold improvements

2 years

Impairment of Long-Lived and Other Intangible Assets

The Company reviews the carrying value of both its long-lived and other intangible assets annually, or whenever events or changes in circumstances indicate that the historical cost-carrying value of an asset may no longer be appropriate.  The Company assesses recoverability of the carrying value of the asset by estimating the future net cash flows expected to result from the asset, including eventual disposition.  If the future net cash flows are less than the carrying value of the asset, an impairment loss is recorded equal to the difference between the asset’s carrying value and fair value. At January 31, 2007 the Company’s evaluation determined that no provision for impairment of either its other intangible assets (its “Music Library”) or its fixed assets was required at that date.

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

AMERICAN SOUTHWEST MUSIC DISTRIBUTION, INC.

(FORMERLY KNOWN AS GL ENERGY AND EXPLORATION, INC.)

(A DEVELOPMENT STAGE COMPANY)

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

NOTE 3 – GOING CONCERN

As shown in the accompanying consolidated financial statements, the Company incurred recurring net losses totaling $4,377,488 as a development stage entity for the period from inception (July 1, 2004) through January 31, 2007. The Company has an accumulated deficit of $5,727,662 and a deficiency in working capital of $3,096,782 as of January 31, 2007.  These conditions raise substantial doubt as to the Company’s ability to continue as a going concern.  Management is trying to raise additional capital through sales of stock or loan financing arrangements. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

NOTE 4 – INCOME TAXES

The Company incurred no federal income tax expense for the nine months ended January 31, 2007, and for the period from inception (July 1, 2004) to January 31, 2007.  The Company has net operating loss carryforwards available of $4,377,488 to offset future net income. Due to uncertainty surrounding the realization of the favorable tax attributes in future tax returns, the Company has placed a full valuation allowance against its net deferred tax asset.  At such time as it is determined that it is more likely than not that the deferred tax asset is realizable, the valuation allowance will be reduced.  Furthermore, the net operating loss carry forward may be subject to further limitation pursuant to Section 382 of the Internal Revenue Code.

The cumulative net operating loss carryforward will expire in accordance with the following schedule:

April 30, 2025	$117,426
2026	1,954,094
2027	2,305,968
$4,377,488

Deferred income taxes consist of the following:

Deferred tax assets	$1,488,346
Less: valuation allowance	1,488,346
$--

AMERICAN SOUTHWEST MUSIC DISTRIBUTION, INC.

(FORMERLY KNOWN AS GL ENERGY AND EXPLORATION, INC.)

(A DEVELOPMENT STAGE COMPANY)

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

NOTE 5 – NOTES AND LOANS PAYABLE

Details regarding notes and loans payable follow below:

Stockholders and the entities owned by them:

	January 31,	April 30
	2007	2006

Donald Byers, former President and Chairman of the Board of pre-merger GL Energy and Exploration, Inc. and a holder of approximately 16,190,000 of the post-merger entity’s $.001 par value common shares

Unsecured $49,009 note dated April 25, 2005 held by Byers and Associates, an entity owned by Donald Byers.  The note was due and payable on February 28, 2006. The note accrued interest at a rate of 10% per annum, in the event of default, on the entire unpaid principal balance.  The note included an amount equal to $10,916, which represents prior interest expense incurred added to the note balance.  The principal balance plus accrued interest that was due on February 28, 2006 had not been paid and the note was in default. In December 2006 the principal balance of $49,009 plus $3,290 of accrued interest was converted into 61,013 shares of the Company’s common stock. A loss on conversion of $6,274 was recorded on the transaction.

	$-	$49,009

Unsecured $16,592 note dated May 26, 2005 held by Byers and Associates, an entity owned by Donald Byers. The note was due and payable on February 28, 2006. The note accrued interest at a rate of 10% per annum. The principal balance plus accrued interest that was due on February 28, 2006 had not been paid and the note was in default. In December 2006 the principal balance of $16,592 plus $2,537 of accrued interest was converted into 24,597 shares of the Company’s common stock. A loss on conversion of $4,484 was recorded on the transaction.	-	16,592

Unsecured $101,180 loans payable to Don Byers. The loans are due on demand and accrue interest at 10% per annum. In December 2006 $42,680 of the principal balance plus $3,893 of accrued interest was converted into 58,824 shares of the Company’s common stock. A loss on conversion of $9,898 was recorded on the transaction. In addition, in December 2006 $35,000 of the principal balance plus $14,914 of accrued interest was converted into 55,305 shares of the Company’s common stock. A loss on conversion of $3,179 was recorded on the transactions, leaving a balance of $23,500 due.	23,500	101,180

Unsecured $25,000 loans payable to Don Byers. The loans resulted from accounting and legal fees paid on behalf of the Company in October 2006. The loans are due on demand and currently are non-interest bearing.	25,000	-

Unsecured $24,409 loan payable to Wellstar International, an entity owned by Don Byers. The loan was due on demand and accrues interest at 10% per annum. In December 2006 $24,409 of the principal balance plus $2,227 of accrued interest was converted into 28,717 shares of the Company’s common stock. A loss on conversion of $932 was recorded on the transaction.	-	24,409

AMERICAN SOUTHWEST MUSIC DISTRIBUTION, INC.

(FORMERLY KNOWN AS GL ENERGY AND EXPLORATION, INC.)

(A DEVELOPMENT STAGE COMPANY)

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

NOTE 5 – NOTES AND LOANS PAYABLE (CONTINUED)

Details regarding notes and loans payable follow below:

Stockholders and the entities owned by them (continued):

Unsecured $10,800 loan payable to Northern Business, an entity owned by Don Byers. The loan was due on demand and accrues interest at 10% per annum. In December 2006 the principal balance of $10,800 plus $3,798 of accrued interest was converted into 16,811 shares of the Company’s common stock. A loss on conversion of $1,541 was recorded on the transaction.	$-	$10,800
	48,500	201,990

Other Stockholders

Unsecured $37,500 loan payable to Chris Lotito, a minority shareholder. The loan is due on demand and accrue interest at 10% per annum. It continues to accrue interest and the holder has indicated the intention not to demand payment of the amount due for a period of at least one year from April 30, 2006.	37,500	37,500

Unsecured $8,222 loan payable to David Michery, the Company’s Chief Executive Officer. The loan was non-interest bearing and due on demand.	-	8,221

Notes and loans payable, stockholders and the entities owned by them	86,000	247,711

Other unrelated third parties

$750,000 unrelated third party note dated August 4, 2006 held by Generation Leasing, LLC. The note was due and payable on December 30, 2006.  The note calls for a monthly payment of $9,375, which represents interest only calculated on an annual interest rate of 15%. Interest continues to accrue on this now defaulted note payable since the holder has indicated his intention not to demand payment. All assets of the Company, including intangibles, patents, and purchase contracts, are pledged as security for repayment. This note consolidates five $150,000 notes payable to Generation Leasing, LLC which were cancelled by the holder pursuant to the Company’s agreement to do so.

	750,000	422,917

$150,000 unrelated third party note dated May 25, 2006 held by Generation Leasing, LLC, net of unamortized deferred loan origination fees of $8,571. The note was due and payable on December 30, 2006. The note called for a monthly payment of $1,875, which represented interest only calculated on an annual interest rate of 15%. Interest continues to accrue on this now defaulted note payable since the holder has indicated his intention not to demand payment. All assets of the Company, including intangibles, patents, and purchase contracts, are pledged as security for repayment.	150,000	-

$100,000 unrelated third party note dated October 19, 2006 held by Mark Villi. The note was due and payable on November 24, 2006. The note accrues interest at a rate of 10% per annum. Interest continues to accrue on this now defaulted note payable since the holder has indicated his intention not to demand payment.	100,000	-

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

	$150,000	$150,000

$50,000 unrelated third party note dated July 12, 2006 held by Visionet Television Network, Inc. The note was due and payable on January 12, 2007 and accrues interest at a rate of 15%. Interest continues to accrue on this now defaulted note payable since the holder has indicated his intention not to demand payment. The note is personally guaranteed by David Michery, the Company’s Chief Executive Officer.	50,000	-

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

	25,000	25,000

$25,000 unrelated third party note dated June 15, 2006 held by Generation Leasing, LLC. The note was due and payable on September 15, 2006 and accrues interest at a rate of 15%. Interest continues to accrue on this now defaulted note payable since the holder has indicated his intention not to demand payment.	25,000	-

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

	$10,000	$10,000

$18,000 unrelated third party note dated November 20, 2006 held by Generation Leasing, LLC. The note was due and payable on December 20, 2006 and accrues interest at a rate of 15%. Interest continues to accrue on this now defaulted note payable since the holder has indicated his intention not to demand payment.	18,000	-

$44,500 unrelated third party note dated January 1, 2007 held by Alex Jaramishian. The note was due and payable on February 1, 2007 and accrues interest at a rate of 15%. Interest continues to accrue on this now defaulted note payable since the holder has indicated his intention not to demand payment.	44,500	-

Unsecured $43,952 loan payable to Three Sisters Investment Corp. The loan was due on demand and accrued interest at 10% per annum. In December 2006 the principal balance of $43,952 plus $12,842 of accrued interest was converted into 65,184 shares of the Company’s common stock. A loss on conversion of $5,782 was recorded on the transaction.	-	43,952

Notes and loans payable, others – unrelated third parties	1,397,500	689,869
	$1,483,500	$937,580

Accounts payable and accrued expenses payable at January 31, 2007 and April 30, 2006 includes $12,477 and $9,390, respectively of accrued interest payable to Company stockholders and entities owned by them.  Accounts payable and accrued expenses payable at January 31, 2007 and April 30, 2006, includes $97,740 and $51,212 of accrued interest payable to unrelated parties, respectively.

Interest expense incurred by the Company to Company stockholders and entities owned by them was $17,369 and $14,920 for the nine months ended January 31, 2007 and for the year ended April 30, 2006, respectively, and $32,289 for the period from inception of the development stage (July 1, 2004) to January 31, 2007.  Interest expense incurred by the Company to unrelated third parties was $145,341 and $63,697 for the nine months ended January 31, 2007 and for the year ended April 30, 2006 respectively, and $209,038 for the period from inception of the development stage (July 1, 2004) to January 31, 2007.

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

The Company entered into a new lease for office space located in West Hollywood, California, which commenced November 2005 and will expire on October 31, 2007.  The lease agreement requires monthly payments of $1,685.  Future minimum lease payments are as follows:

January 31, 2008	$15,165

Rent expense incurred by the Company was $15,981 and $0 respectively,  respectively for the nine months ended January 31, 2007 and 2006, respectively, and $10,106 for the year ended April 30, 2006, respectively, and $56,439 for the period from inception of the development stage (July 1, 2004) to January 31, 2007.

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

NOTE 7 – RELATED PARTY TRANSACTIONS (CONTINUED)

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

The Company has incurred related party consulting fees and services of $71,872 and $84,295 during the nine months ended January 31, 2007 and 2006, respectively, to David Michery, CEO of American Southwest.

AMERICAN SOUTHWEST MUSIC DISTRIBUTION, INC.

(FORMERLY KNOWN AS GL ENERGY AND EXPLORATION, INC.)

(A DEVELOPMENT STAGE COMPANY)

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

NOTE 7 – RELATED PARTY TRANSACTIONS (CONTINUED)

(C)

RELATED PARTY CONSULTING FEES AND SERVICES (CONTINUED)

The Company has incurred related party consulting fees and services of $0 and $15,000 during the nine months ended January 31, 2007 and 2006, respectively, to Kent Puckett, CFO of American Southwest.

The Company has incurred related party consulting fees and services of $0 and $30,000 during the nine months ended January 31, 2007 and 2006, respectively, to Marcus Sanders, former COO of American Southwest.

The Company has also incurred related party consulting fees and services of $26,500 and $0 during the nine months ended January 31, 2007 and 2006 to Robert Guillerman, former President of American Southwest.

The Company has also incurred related party consulting fees and services of $60,000 and $0 during the nine months ended January 31, 2007 and 2006 to Chris Lotito, a minority shareholder (See Note 5 for a note payable also owed to him) Chris Lotito was issued 2,000,000 shares of the Company’s $.001 common stock subject to Rule 144. The Company recorded a non-cash expense of $60,000 related to this issuance, based on the trading price of Company shares on the issuance date.

The Company has also incurred related party consulting fees and services of $85,000 during the six months ended October 31, 2006 to Brian Gonzales. He was issued 2,000,000 shares of the Company’s $.001 common stock subject to Rule 144. The Company recorded a non-cash expense of $85,000 related to this issuance, based on the trading price of Company shares on the issuance date during the quarter ended October 31, 2006.

The Company has also incurred related party consulting fees and services of $505,000 during the three months ended January 31, 2007 to Brian Gonzales. He was issued 500,000 shares of the Company’s $.001 common stock subject to Rule 144. The Company recorded a non-cash expense of $505,000 related to this issuance, based on the trading price of Company shares on the issuance date during the quarter ended January 31, 2007, or an aggregate of $585,000 for the nine months ended January 31, 2007.

The Company has also incurred related party consulting fees and services of $113,250 during the three months ended January 31, 2007 to Bob Munro. He was issued 75,000 shares of the Company’s $.001 common stock subject to Rule 144. The Company recorded a non-cash expense of $113,250 related to this issuance, based on the trading price of Company shares on the issuance date during the quarter ended January 31, 2007.

The Company has also incurred related party consulting fees and services of $264,250 during the three months ended January 31, 2007 to Don Byers. He was issued 175,000 shares of the Company’s $.001 common stock subject to Rule 144. The Company recorded a non-cash expense of $264,250 related to this issuance, based on the trading price of Company shares on the issuance date during the quarter ended January 31, 2007.

The Company has also incurred related party consulting fees and services of $347,300 during the three months ended January 31, 2007 to Don Byers. He was issued 230,000 shares of the Company’s $.001 common stock subject to Rule 144. The Company recorded a non-cash expense of $347,300 related to this issuance, based on the trading price of Company shares on the issuance date during the quarter ended January 31, 2007.

AMERICAN SOUTHWEST MUSIC DISTRIBUTION, INC.

(FORMERLY KNOWN AS GL ENERGY AND EXPLORATION, INC.)

(A DEVELOPMENT STAGE COMPANY)

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

NOTE 7 – RELATED PARTY TRANSACTIONS (CONTINUED)

(C)

RELATED PARTY CONSULTING FEES AND SERVICES (CONTINUED)

The Company has also incurred related party consulting fees and services of $44,046 during the three months ended January 31, 2007 to Don Byers. He was issued 42,352 shares of the Company’s $.001 common stock subject to Rule 144. The Company recorded a non-cash expense of $44,046 related to this issuance, based on the trading price of Company shares on the issuance date during the quarter ended January 31, 2007.

Accordingly, related party consulting fees and services totaled $1,517,218 and $145,795, respectively, during the nine months ended January 31, 2007 and 2006, respectively. In addition, related party consulting fees and services totaled $348,975 for  the year ended April 30, 2006, and $1,866,193 for the period from inception of the development stage (July 1, 2004) to January 31, 2007.Related party consulting fees and services since inception of $1,866,193 includes the $150,000 incurred to Donald Byers described in (B) above.

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

On July 12, 2006 American Southwest reached a settlement with Vestcom whereby American Southwest agreed to pay Vestcom as follow: $500,000, which represents the principal amount of the above loan made by Vestcom on or about July 3, 2003, plus interest thereon at the rate of 9.5% from July 3, 2003 through to the closing date of the settlement.  The closing date of the settlement was expected to be no later than September 15, 2006. In addition, American Southwest agreed to pay to Vestcom $360,000 as a supplemental damages payment and $250,000 for legal fees and expenses incurred by Vestcom. At January 31, 2007, the total amount reflected as liability for the legal settlement in the Balance Sheet is $1,280,208, which includes accrued interest to that date.  A commensurate loss has been reflected in the Company’s consolidated statement of operations for the period from inception of the development stage (July 1, 2004) to January 31, 2007, since the Company is absorbing the loss on behalf of the entity formerly owned by David Michery.

Assuming the settlement closing had taken place as planned American Southwest was to issue a promissory note to Vestcom which would bear interest at 9.5%.  The note was to be payable as follows: $150,000 payable at the closing date, which was to be applied to the final payments of interest on the note, $250,000 payable on or before January 1, 2007, and the balance of $1,102,772 payable in 8 equal installments paid quarterly in the amount of $137,847.

To date, the initial cash payment of $150,000 due to Vestcom at a closing and the $250,000 payable on January 1, 2007, as contemplated under the current terms of the settlement, has not been made.   However, Company management is still in the process of arranging payment through alternate means, and to date Vestcom has apparently not seen good cause to act unfavorably under an Order of Dismissal granted on December 1, 2006 in the United States District Court – Central District of California.

AMERICAN SOUTHWEST MUSIC DISTRIBUTION, INC.

(FORMERLY KNOWN AS GL ENERGY AND EXPLORATION, INC.)

(A DEVELOPMENT STAGE COMPANY)

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

NOTE 7 – RELATED PARTY TRANSACTIONS (CONTINUED)

(D)

LOSS INCURRED ON LEGAL SETTLEMENT ON BEHALF OF ENTITY FORMERLY OWNED BY SIGNIFICANT COMPANY STOCKHOLDER (CONTINUED)

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

The company’s ability to exploit the Music Catalogue received from Celestial is dependent on a rescheduled Settlement closing taking place and the Company’s meeting a new schedule of payments as due, in particular the $150,000 or a re-determined amount due at closing and the $250,000 originally due in January 1, 2007 (or a re determined amount) at a similar interval after the closing date, unless the entire obligation is successfully refinanced.

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

During 2004, 3,000,000 one year options were granted to two consultants.  The exercise price was $.01 and all 3,000,000 vested immediately.  The options were exercised prior to the effective date of the merger and reflected in the pre-merged entities financial statements. No options were granted during 2007 or 2006 and there are no options outstanding at January 31, 2007.

NOTE 9 – EQUITY PERFORMANCE PLAN

In November 2006, the Board of Directors of American Southwest adopted a 2006 Equity Compensation Plan under which 10,000,000 shares of the American Southwest’s common stock have been reserved for issuance to employees, officers, directors and consultants whose past, present and/or potential contributions to the American Southwest have been, or will be important to the success of the Company.  As of January 31, 2007, 1,062,352 common shares have been issued under this plan (See Note 7 (C) and Note 12 for details of the individual issuances).

In February 2004, the Board of Directors of GL Energy adopted a 2004 Equity Performance Plan under which 10,000,000 shares of GL Energy’s common stock have been reserved for issuance to employees, officers, directors and consultants whose past, present and/or potential contributions to GL Energy have been, or will be important to the success of GL Energy.  As of January 31, 2007, 6,000,000 shares have been issued under the plan (See Note 12 for details of the individual issuances).

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

The Company incurred related party consulting fees and services of $505,000 during the three months ended January 31, 2007 to Brian Gonzales. He was issued 500,000 shares of the Company’s $.001 common stock under the Company’s S-8 registration statement. The Company recorded a non-cash expense of $505,000 related to this issuance, based on the trading price of Company shares on the issuance date during the quarter ended January 31, 2007, or an aggregate of $585,000 for the nine months ended January 31, 2007.

The Company incurred related party consulting fees and services of $460,550 during the three months ended January 31, 2007 to Bob Munro. He was issued 305,000 shares of the Company’s $.001 common stock under the Company’s S-8 registration statement. The Company recorded a non-cash expense of $460,550 related to this issuance, based on the trading price of Company shares on the issuance date during the quarter ended January 31, 2007.

The Company incurred related party consulting fees and services of $264,250 during the three months ended January 31, 2007 to Don Byers. He was issued 175,000 shares of the Company’s $.001 common stock under the Company’s S-8 registration statement. The Company recorded a non-cash expense of $264,250 related to this issuance, based on the trading price of Company shares on the issuance date during the quarter ended January 31, 2007.

AMERICAN SOUTHWEST MUSIC DISTRIBUTION, INC.

(FORMERLY KNOWN AS GL ENERGY AND EXPLORATION, INC.)

 (A DEVELOPMENT STAGE COMPANY)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 12 - EQUITY TRANSACTIONS (CONTINUED)

Stock Issued for Services (Continued)

The Company incurred related party consulting fees and services of $44,046 during the three months ended January 31, 2007 to Don Byers. He was issued 42,352 shares of the Company’s $.001 common stock subject to Rule 144. The Company recorded a non-cash expense of $44,046 related to this issuance, based on the trading price of Company shares on the issuance date during the quarter ended January 31, 2007.

The Company incurred legal fees of $60,400 during the three months ended January 31, 2007 to Spectrum Law Group.  They were issued 40,000 shares of the Company’s $.001 common stock under the Company’s S-8 registration statement. The Company recorded a non-cash expense of $60,400 related to this issuance, based on the trading price of Company shares on the issuance date during the quarter ended January 31, 2007.

Debt Plus Accrued Interest Converted Into Stock

As discussed in Note 5, during the quarter ended January 31, 2007 the Company converted an aggregate of $143,281 of loans plus related aggregate accrued interest of $10,492 due to Donald Byers into 199,739 shares of the Company’s $.001 common stock valued at a total of $191,749 based on the trading price of Company shares on the issuance date.  A loss of debt conversion of $37,976 was recorded in the statement of operations as part of the transaction.

As discussed in Note 5, during the quarter ended January 31, 2007 the Company converted $10,800 of loans plus accrued interest of $3,798 due to Northern Business Consultants, Ltd. into 16,811 shares of the Company’s $.001 common stock valued at a total of $16,139 based on the trading price of Company shares on the issuance date.  A loss of debt conversion of $1,541 was recorded in the statement of operations as part of the transaction.

During the quarter ended January 31, 2007 the Company converted $43,952 of loans plus accrued interest of $12,843 due to Three Sisters Investment Corporation into 65,184 shares of the Company’s $.001 common stock valued at a total of $62,577 based on the trading price of Company shares on the issuance date.  A loss of debt conversion of $5,782 was recorded in the statement of operations as part of the transaction.

As discussed in Note 5, during the quarter ended January 31, 2007 the Company converted $24,409 of loans plus accrued interest of $2,227 due to Wellstar International into 28,717 shares of the Company’s $.001 common stock valued at a total of $27,569 based on the trading price of Company shares on the issuance date.  A loss of debt conversion of $933 was recorded in the statement of operations as part of the transaction.

AMERICAN SOUTHWEST MUSIC DISTRIBUTION, INC.

(FORMERLY KNOWN AS GL ENERGY AND EXPLORATION, INC.)

 (A DEVELOPMENT STAGE COMPANY)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 12 - EQUITY TRANSACTIONS (CONTINUED)

Debt Plus Accrued Interest Converted Into Stock (Continued)

Accordingly, during the quarter ended January 31, 2007, the Company converted an aggregate of $222,442 of loans plus related aggregate of $29,359 of accrued interest for aggregate of 310,451 of the Company’s $.001 common stock valued at $298,032, resulting in a loss on debt conversion of $46,232, of which Don Byers and entities owned by him accounted for $40,450.

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

On January 25, 2006, we entered into an Exclusive Manufacturing and Distribution Agreement, Upstream Agreement and Exclusive Foreign License Agreement with Universal Records, a division of UMG Recordings, Inc. These agreements are more fully described in Note 10 to the financial statements included herein.

Our management plans to select masters from its catalog for commercial release in 2006, and seeking third-party licensing agreements to be included in the proposed compilation Albums derived from its catalog.

In the second fiscal quarter of 2006, we began marketing the release of new Albums we intend to commercially release in the fourth fiscal quarter of 2006. During the remainder of fiscal 2006, we plan to release nine (9) separate Albums.

On October 10, 2006, we entered into a Profit Participation Agreement with Screw U Records, LLC. The agreement calls for the exclusive assignment to the Company of recording rights of certain named artists. The initial term of the agreement is for nine full months from the time of the commercial release of the first album produced by any of the named artists. The Company also has the option to request 6 additional recordings subject to certain restrictions. The agreement calls for the Company to pay certain advances for the production of the albums. For the first album produced, the Company will pay a royalty to Screw U Records of 50% of net receipts to the Company.  Net receipts are defined as gross receipts less all recoupable costs and advances. The royalty payment percentages for additional albums produced under the option terms varies from 25% for the first option album to 10% for the remaining options.

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

Impairment of Long-Lived and Other Intangible Assets

The Company reviews the carrying value of both its long-lived and other intangible assets annually, or whenever events or changes in circumstances indicate that the historical cost-carrying value of an asset may no longer be appropriate.  The Company assesses recoverability of the carrying value of the asset by estimating the future net cash flows expected to result from the asset, including eventual disposition.  If the future net cash flows are less than the carrying value of the asset, an impairment loss is recorded equal to the difference between the asset’s carrying value and fair value. At January 31, 2007 the Company’s evaluation determined that no provision for impairment of either its other intangible assets (its “Music Library”) or its fixed assets was required at that date.

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

In September 2006, the FASB issued SFAS #157, “Fair Value Measurements,” which replaces and amends various other pronouncements.  This statement establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. This Statement applies to other pronouncements that fair value is the relevant measurement attribute.  This pronouncement is effective for financial statements for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years.  Early adoption is allowed.  Management is in the process of evaluating the effect this pronouncement will have of the financial statements of the Company.

In September 2006, the FASB issued SFAS #158, “Employers’ Accounting for Defined Benefit Pension and Other Post-retirement Plans.”  This pronouncement requires an employer to recognize the over funded or under funded status of a defined benefit postretirement plan as an asset or liability in its statement of financial position and to recognize changes in that funded status through comprehensive income.  Management does not expect this pronouncement to have a material effect on the Company’s results from operations or financial position because the Company does not have a defined benefit plan.

Financial Condition and Changes in Financial Condition

We had no revenues for the nine month period ended January 31, 2007 or since its inception.

We incurred $1,553,164 and $2,097,035 in operating expenses for the three and nine month periods ended January 31, 2007 as compared to $155,550 and $317,264 for the comparable periods in 2006. We also incurred $99,918 and $208,933 in other costs and expenses for the three and nine month periods ended January 31, 2007 as compared to $18,445 and $41,191 for the comparable periods in 2006.

The operating expenses for the nine month periods ended January 31, 2007 and 2006 include general and administrative expenses and consulting fees and services. Included in these expenses were $246,518 in legal and accounting fees for the nine month period ended January 31, 2007 as compared to $95,000 for the prior year nine month period.  These fees were related to negotiating Recording Agreements, litigation and SEC compliance requirements. Payroll related expenses were $110,187 and $129,295 for the nine periods ended January 31, 2007 and 2006, respectively. Professional fees and consulting services totaled $1,532,420 for the nine months ended January 31, 2007 as compared to $220,795 for the prior year period. These fees were incurred primarily for business consulting and recording related fees and were primarily settled with the issuance of common stock in lieu of cash. The remaining expenses for both periods were incurred for general operating activities.

We incurred net losses of $1,653,082 and $2,305,968 for the three and nine month periods ended January 31, 2007, respectively, as compared to $173,995 and $358,455 for the comparable periods in 2006.

Liquidity and Capital Resources:

We remain a development stage company.  Since our inception, we have had minimum working capital to fund our operations.  In order to pay the expenses of its operations, we have relied on third-party loans and loans from shareholders and the issuance of common stock for services provided. As a result, we have incurred debt in the total amount of $1,483,500 to pay our expenses.  Our working capital deficit at January 31, 2007 was $3,096,782 and at April 30, 2006 it was $2,300,702.  We had cash of $0 as of January 31, 2007 and April 30, 2006.

We used $369,531 of net cash in operating activities for the nine months ended January 31, 2007.  Net cash flows used in investing activities was $301,748 for the nine months ended January 31, 2007.  Net cash flows provided by financing activities were $671,279 for the nine months ended January 31, 2007, primarily in the form of notes issued.

In addition, we were in default on loans received from General Leasing as noted in Note 5 to the financial statements.

We have a working capital deficit and no operating cash with which to fund our future operations.  We must obtain adequate funding in order to fulfill our obligations under any recording agreement that we intend to execute, and adequate funding to market and advertise any of music products that we intend to release.  If we do not receive adequate funding, its management must either discontinue or substantially scale back our planned operations.

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

ITEM 3 – CONTROLS AND PROCEDURES

(a)

Evaluation of Disclosure Controls and Procedures.  We maintain disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) that are designed to ensure that information required to be disclosed in our periodic reports filed under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and that such information is accumulated and communicated to our management and our board of directors, as appropriate, to allow timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, management recognize that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired objectives, and management necessarily is required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

We carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of January 31, 2007. This evaluation was carried out under the supervision and with the participation of our management, including our chief executive officer and chief financial officer. Based upon the evaluation, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures were of limited effectiveness at the reasonable assurance level at such date.

(b)

Changes in Internal Controls. There was no change in the Company’s internal controls over financial reporting during our most recently completed fiscal quarter that has materially affected, or is reasonably likely to affect the Company’s internal control over financial reporting.

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

On July 12, 2006 American Southwest reached a settlement with Vestcom whereby American Southwest agreed to pay Vestcom as follow: $500,000, which represents the principal amount of the above loan made by Vestcom on or about July 3, 2003, plus interest thereon at the rate of 9.5% from July 3, 2003 through to the closing date of the settlement.  The closing date of the settlement was expected to be no later than September 15, 2006. In addition, American Southwest agreed to pay to Vestcom $360,000 as a supplemental damages payment and $250,000 for legal fees and expenses incurred by Vestcom. At January 31, 2007, the total amount reflected as liability for the legal settlement in the Balance Sheet is $1,280,208, which includes accrued interest to that date.  A commensurate loss has been reflected in the Company’s consolidated statement of operations for the period from inception of the development stage (July 1, 2004) to January 31, 2007, since the Company is absorbing the loss on behalf of the entity formerly owned by David Michery.

Assuming the settlement closing had taken place as planned American Southwest was to issue a promissory note to Vestcom which would bear interest at 9.5%.  The note was to be payable as follows: $150,000 payable at the closing date, which was to be applied to the final payments of interest on the note, $250,000 payable on or before January 1, 2007, and the balance of $1,102,772 payable in 8 equal installments paid quarterly in the amount of $137,847.

To date, the initial cash payment of $150,000 due to Vestcom at a closing and the $250,000 payable on January 1, 2007, as contemplated under the current terms of the settlement, has not been made.   However, Company management is still in the process of arranging payment through alternate means, and to date Vestcom has apparently not seen good cause to act unfavorably under an Order of Dismissal granted on December 1, 2006 in the United States District Court – Central District of California.

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

The company’s ability to exploit the Music Catalogue received from Celestial is dependent on a rescheduled Settlement closing taking place and the Company’s meeting a new schedule of payments as due, in particular the $150,000 or a re-determined amount due at closing and the $250,000 originally due in January 1, 2007 (or a re determined amount) at a similar interval after the closing date, unless the entire obligation is successfully refinanced.

ITEM 2 – UNREGISTERED SALES OF EQUITY SECURITIES

None.

ITEM 3 – DEFAULT UPON SENIOR SECURITIES

None.

ITEM 4 – SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5 – OTHER INFORMATION

None.

ITEM 6 – EXHIBITS

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

AMERICAN SOUTHWEST MUSIC DISTRIBUTION, INC.

March 22, 2007	/s/ David Michery
David Michery.
President and Chief Executive Officer
(Principal Executive Officer)

March 22, 2007	/s/ Kent Puckett
Kent Puckett Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)