Form 10KSB
period 2007-04-30
American Southwest Music Distribution, Inc
filed 2007-08-14
CIK 1122771

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-KSB

☒  ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

☐  TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE YEAR ENDED APRIL 30, 2007

COMMISSION FILE NUMBER     000-31032

AMERICAN SOUTHWEST MUSIC DISTRIBUTION, INC.

(Exact name of registrant as specified in charter)

Delaware	52-2190362
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

13191 Crossroads Parkway, Industry, California	91746
(Address of principal executive offices)	(Zip Code)

Registrant's telephone number, including area code: (562) 805-4530

Securities registered pursuant to section 12(b) of the Act:

NONE

Securities registered under Section 12(g) of the Exchange Act:

Common Stock, $0.001 par value per share

(Title of Class)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports); and (2) has been subject to such filing requirements for the past 90 days.     Yes  ☒    No  ☐

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definite proxy or information statements incorporated by reference in Part III of this form 10-KSB or any amendment to this Form 10-KSB. ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     Yes  ☐    No  ☒

The issuer's revenues for the year ended April 30, 2007 were $0.00.

The aggregate market value of the 1,008,117 registrant's common stock held by non-affiliates as of August 31, 2007 was approximately $30,244.

State the number of shares outstanding of each of the issuer's classes of equity securities, as of the latest practicable date: 11,547,522, shares of Common Stock, $0.001 par value per share, outstanding as of April 30, 2007.

DOCUMENTS INCORPORATED BY REFERENCE: None.

Transitional Small Business Disclosure Format (check one):    Yes  ☐    No  ☒

American Southwest Music Distribution, Inc.

Report on Form 10-KSB

For the Fiscal Year Ended April 30, 2007

Forward-Looking Statements

This Report contains, in addition to historical information, forward-looking statements regarding AMERICAN SOUTHWEST MUSIC DISTRIBUTION, INC.(the “Company” or “ASWD”), which represent the Company’s expectations or beliefs including, but not limited to, statements concerning the Company’s operations, performance, financial condition, business strategies, and other information and that involve substantial risks and uncertainties.  The Company’s actual results of operations, some of which are beyond the Company’s control, could differ materially.  For this purpose, any statements contained in this Report that are not statements of historical fact may be deemed to be forward-looking statements.  Without limiting the generality of the foregoing, words such as “may,” “will,” “expect,” “believe,” “anticipate,” “intend,” “could,” “estimate,” or “continue” or the negative or other variations thereof or comparable terminology are intended to identify forward-looking statements.  Factors that could cause or contribute to such difference include, but are not limited to; limited history of operations; need for additional financing; competition; dependence on management; and other factors discussed herein and in the Company’s other filings with the Securities and Exchange Commission.

PART I

ITEM 1. DESCRIPTION OF BUSINESS

As used in this annual report, "we", "us", "our", "ASWD", "Company" or "our company" refers to AMERICAN SOUTHWEST MUSIC DISTRIBUTION, INC. and all of its subsidiaries and affiliated companies.

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

As a result, our business is the business of American. American’s current business is the production, acquisition, marketing and sale of pre-recorded music. American’s pre-recorded music products will include releases of the new musical performances of recording artists, as well as compilations featuring various artists or repackaged releases of previously recorded music from our master music catalog and derived from licenses of music masters from third-parties. The exchange was accounted for as a reverse acquisition. The accounting rules for reverse acquisitions require that, beginning with the date of the acquisition (March 13, 2006), our balance sheet include the assets and liabilities of American and our equity accounts be recapitalized to reflect the net equity of American. Accordingly, our historical operating results are now the operating results of American.

Our current executive offices are located at 13191 Crossroads Parkway, Industry, California 91746. Our telephone number is (562) 805-4530.

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

Recent Developments

In the last fiscal year, our Board of Directors approved an amendment to our certificate of incorporation (the “Charter Amendment”) to: (i) change our name to “American Southwest Music Distribution” and (ii) effectuate a reverse stock split of our common stock by changing and reclassifying each seventy four (74) shares of our issued and outstanding common stock, par value $.001 per share (“Common Stock”) into one (1) fully paid and non-assessable share of Common Stock (the “Reverse Split”). A majority of our stockholders approved the Charter Amendment by written consent on July 7, 2006. A notice of shareholder action by written consent was mailed to all stockholders of record as of July 7, 2006 informing them of this action on July 27, 2006. The Charter Amendment was filed with the Delaware Secretary of State on August 17, 2006. Nasdaq effectuated the name change and reverse split on Thursday August 24, 2006. Information in this Annual Report (other than our audited financial statements) has been adjusted to give effect to the Reverse Split.

In the second fiscal quarter of 2006, we began marketing the release of new Albums we intend to commercially release in the fourth fiscal quarter of 2007. During the remainder of fiscal 2007, we plan to release nine (9) separate Albums.

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

Under the terms of the Domestic Distribution Agreement, Total Net Billings means all Net Billings and Net Licensing Billings that Universal receives from the sale and licensing of our products. Net Proceeds mean Total Net Billings less the following:

§

Universal’s applicable distribution fees and license fees;

§

Reserves held, by Universal, against anticipated returns of our products;

§

Universal’s charges for manufacturing and handling of our products;

§

All Advances, if any, made by Universal on behalf of us;

§

All applicable taxes imposed on Universal directly related to the manufacture and sale of our products;

§

All co-op advertising costs advanced by Universal on our behalf;

§

Universal’s charges for handling returns and refurbishing our products;

§

Credits to Universal’s customers for actual returns of our products;

§

Costs of any special program discounts or price reduction programs; and

§

Any other amounts that Universal is entitled to receive.

To secure our payment of any fees, advances or monies that become due and payable to Universal, pursuant to the Domestic Distribution Agreement, we executed a security agreement, granting Universal a first position security interest in the following collateral:

§

All master recordings contained solely on records actually distributed under the Domestic Distribution Agreement, and all contract rights and licenses relating to the master recordings;

§

All sound recordings contained in the all master recordings contained solely on records actually distributed under the Domestic Distribution Agreement, and all copyrights to such sound recordings;

§

Any derivatives or duplicates of all master recordings contained solely on records actually distributed under the Domestic Distribution Agreement;

§

All proceeds derived from all master recordings contained solely on records actually distributed under the Domestic Distribution Agreement;

§

Any and all monies which become payable to us under the Distribution Agreement;

§

All inventory now owned or hereafter acquired by us and all proceeds of the sale or other disposition of the inventory; and

§

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

§

All monies actually received or credited to Universal from the sale of records in the United States minus reasonable reserves anticipated returns, actual returns and credits for returns, price discounts, and a distribution fee equal to twenty-five (25%) of United States Net Sales;

§

One hundred percent (100%) of Universal’s Net Receipts in respect to licenses;

§

Royalties of calculated at a basic rate of nineteen percent (19%) of the applicable Royalty Base Price for records sold through normal retail channels outside the United States by Universal’s direct and immediate principal foreign licensees; and

§

Fifty percent (50%) net receipts received by Universal, with respect to licenses of masters outside the United States on flat-fee or other royalty basis.

Deductions are:

§

A reserve for all reasonably anticipated future costs in connection with the particular Artist and/or masters recorded under the contract for anticipated marketing and promotions costs, recording costs, and music video costs; and

§

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

§

Our management’s and employees’ creativity, skills and relationships with artists, promoters, radio stations, distributors and retailers;

§

Our ability to sign Recording Agreements to secure new artists and Masters, and to expansion its music catalog;

§

Our ability to effectively market and sell its music products; and

§

Our ability to establish, and maintain a reputation for commercially releasing high quality music products.

Employees

As of August 13, 2007, we currently have 2 full-time employees. None of our employees are represented by a labor union and we have not entered into a collective bargaining agreement with any union. We have not experienced any work stoppages and consider our relations with our employees to be good.

ITEM 2. Description of Properties:

Our executive office is located at 13191 Crossroads Parkway, Industry, California 91746, telephone (562) 805-4530. Other than the office in Industry, California, we do not currently maintain any other office facilities. We plan to open an office in Houston, Texas in the next 12 months. We believe there is an adequate supply of suitable office space for lease on terms acceptable to us.

ITEM 3. Legal Proceedings:

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

The note was also to be convertible in whole or in part at any time into American Southwest’s common stock at 90% of the average bid price for the 5 days immediately prior to conversion.  American Southwest was also to secure its obligation with a lien on all of its assets. David Michery had agreed to personally guarantee this settlement should American Southwest breach any of its obligations.

The company’s ability to exploit the Music Catalogue received from Celestial is dependent on a rescheduled Settlement closing taking place and the Company’s meeting a new schedule of payments as due, in particular the $150,000 or a re-determined amount due at closing and the $250,000 originally due in January 1, 2007 (or a re determined amount) at a similar interval after the closing date, unless the entire obligation is successfully refinanced.  As discussed in the “Summary of Accounting Policies” under “Impairment of Long-Lived and Other Intangible Assets” the Company determined to take a significant provision for a loss on an impairment of certain of its “Music Catalog,” since a substantial portion of the Catalog is from the “Celestial Library .“

ITEM 4. Submission of Matters to a Vote of Security Holders:

No matters were submitted to shareholders for the period ended April 30, 2007.

PART II

ITEM 5. Market for Registrant's Common Equity and Related Stockholder Matters and Small Business Issuer Purchases of Equity Securities:

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

May 1, 2006 to April 30, 2007	High Close	Low Close
First quarter	$0.11	$0.11
Second quarter	1.02	0.73
Third quarter	.25	.13
Fourth quarter	.002	.002

May 1, 2005 to April 30, 2006
First quarter	$7.40	$2.22
Second quarter	4.81	1.56
Third quarter	3.70	1.48
Fourth quarter	2.22	0.74

May 1, 2004 to April 30, 2005
First quarter	$1.48	$0.30
Second quarter	1.33	0.52
Third quarter	4.07	0.67
Fourth quarter	2.96	0.89

As of August 13, 2007, there were approximately 28 record holders of our common stock.

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

Securities Authorized for Issuance Under Equity Compensation Plans.

The following provides information concerning compensation plans under which our equity securities are authorized for issuance as of April 30, 2007 (on a adjusted basis for the Reverse Split):

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

(1) On April 23, 2003, a majority of the stockholders of the Company approved a performance equity plan for 10,000,000 shares of Common Stock ("2003 Performance Equity Plan"). The rights of the common stock were not changed. We intend to issue the shares of common stock from time to time as determined by the board of directors to directors, employees, consultants and others. The board of directors of the Company believes the 2003 Plan will provide flexibility in structuring compensation arrangements and provide an equity incentive for employees and others who are awarded shares under the 2003 Plan. The shares under an award may be issued at less than market price at the discretion of the board of directors. None of the awards as provided under the 2003 Plan are allocated to any particular person or class of persons among those eligible to receive awards. As of April 30, 2007 we have issued a total of 9,890,000 shares of common stock to various consultants under the Plan.

(2) On February 27, 2004, the board of directors of the Company (and approved by a majority of the Company’s stockholders in March 2004) approved a performance equity plan for 10,000,000 shares of common stock. The rights of the common stock were not changed. The purpose of the GL Energy and Exploration, Inc. 2004 Equity Performance Plan is to enable the Company to offer to its employees, officers, directors and consultants whose past, present and/or potential contributions to the Company and its Subsidiaries have been, or will be important to the success of the Company. The various types of long-term incentive awards that may be provided under the Plan will enable the Company to respond to changes in compensation practices, tax laws, accounting regulations and the size and diversity of its business. As of April 30, 2007, no shares have been issued under this plan.

(3) On October 7, 2004, the board of directors of the Company approved the 2004 Stock Incentive Plan for 35,000,000 shares of Common Stock. The rights of the common stock were not changed. The purpose of the Plan is to encourage and enable officers, directors, and employees of GL Energy and Exploration, Inc. and its Subsidiaries and other persons to acquire a proprietary interest in the Company. It is anticipated that providing such persons with a direct stake in the Company's welfare will assure a closer identification of their interests with those of the Company and its shareholders, thereby stimulating their efforts on the Company's behalf and strengthening their desire to remain with the Company. As of April 30, 2007, we have issued a total of 4,500,000 shares of common stock to various consultants and employees.

Dividends:

We have never declared or paid any cash dividends on our capital stock and do not anticipate paying any cash dividends on our capital stock in the foreseeable future. Instead, we intend to retain our earnings, if any, to finance the expansion of our business. The declaration and payment of dividends in the future, if any, will be determined by the Board of Directors in light of conditions then existing, including our earnings, financial condition, capital requirements and other factors.

RECENT SALES OF UNREGISTERED SECURITIES

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

The Company also incurred related party consulting fees and services of $530,000 during the third quarter of the year ended April 30, 2007 to Brian Gonzales. He was issued 500,000 shares of the Company’s $.001 common stock subject to Rule 144. The Company recorded a non-cash expense of $505,000 related to this issuance, based on the trading price of Company shares on the issuance date.

The Company incurred related party consulting fees and services of $113,250 during the third quarter of year ended April 30, 2007 to Bob Munro. He was issued 75,000 shares of the Company’s $.001 common stock subject to Rule 144. The Company recorded a non-cash expense of $113,250 related to this issuance, based on the trading price of Company shares on the issuance date.

The Company incurred related party consulting fees and services of $655,596 during the year ended April 30, 2007 to Don Byers. He was issued 447,352 shares of the Company’s $.001 common stock subject to Rule 144. The Company recorded a non-cash expense of $768,846 related to this issuance, based on the trading price of Company shares on the issuance date.

The Company incurred legal fees of $60,400 during the year ended April 30, 2007 to Spectrum Law Group.  They were issued 40,000 shares of the Company’s $.001 common stock subject to Rule 144. The Company recorded a non-cash expense of $60,400 related to this issuance, based on the trading price of Company shares on the issuance date.

The Company incurred consulting fees and services of $13,500 during the year ended April 30, 2007 to David Magallanes. He was issued 100,000 shares of the Company’s $.001 common stock subject to Rule 144. The Company recorded a non-cash expense of $13,500 related to this issuance, based on the trading price of Company shares on the issuance date.

The Company incurred consulting fees and services of $67,500 during the year ended April 30, 2007 to Peter Van Brunt. He was issued 500,000 shares of the Company’s $.001 common stock subject to Rule 144. The Company recorded a non-cash expense of $67,500 related to this issuance, based on the trading price of Company shares on the issuance date.

Debt Plus Accrued Interest Converted Into Stock

During the year ended April 30, 2007 the Company converted an aggregate of $143,281 of loans plus related aggregate accrued interest of $10,492 due to Donald Byers into 199,739 shares of the Company’s $.001 common stock valued at a total of $191,749 based on the trading price of Company shares on the issuance date.  A loss of debt conversion of $37,976 was recorded in the statement of operations as part of the transaction.

During the year ended April 30, 2007 the Company converted $10,800 of loans plus accrued interest of $3,798 due to Northern Business Consultants, Ltd. into 16,811 shares of the Company’s $.001 common stock valued at a total of $16,139 based on the trading price of Company shares on the issuance date.  A loss of debt conversion of $1,541 was recorded in the statement of operations as part of the transaction.

During the year ended April 30, 2007 the Company converted $43,952 of loans plus accrued interest of $12,843 due to Three Sisters Investment Corporation into 65,184 shares of the Company’s $.001 common stock valued at a total of $62,577 based on the trading price of Company shares on the issuance date.  A loss of debt conversion of $5,782 was recorded in the statement of operations as part of the transaction.

During the year ended April 30, 2007 the Company converted $24,409 of loans plus accrued interest of $2,227 due to Wellstar International into 28,717 shares of the Company’s $.001 common stock valued at a total of $27,569 based on the trading price of Company shares on the issuance date.  A loss of debt conversion of $933 was recorded in the statement of operations as part of the transaction.

Accordingly, during the year ended April 30, 2007, the Company converted an aggregate of $222,442 of loans plus related aggregate of $43,499 of accrued interest for aggregate of 310,451 of the Company’s $.001 common stock valued at $298,032, resulting in a loss on debt conversion of $46,232, of which Don Byers and entities owned by him accounted for $40,450.

Transfer agent:

Our transfer agent is Continental Stock Transfer & Trust Company. Its address is 17 Battery Place, New York, NY 10004.

ITEM 6. Management's Discussion and Analysis or Plan of Operations:

The following is management's discussion and analysis of certain significant factors which have affected our financial position and operating results during the periods included in the accompanying consolidated financial statements, as well as information relating to the plans of our current management. This report includes forward-looking statements. Generally, the words "believes," "anticipates," "may," "will," "should," "expect," "intend," "estimate," "continue," and similar expressions or the negative thereof or comparable terminology are intended to identify forward-looking statements. Such statements are subject to certain risks and uncertainties, including the matters set forth in this report or other reports or documents we file with the Securities and Exchange Commission from time to time, which could cause actual results or outcomes to differ materially from those projected. Undue reliance should not be placed on these forward-looking statements which speak only as of the date hereof. We undertake no obligation to update these forward-looking statements.

The following discussion and analysis should be read in conjunction with our consolidated financial statements and the related notes thereto and other financial information contained elsewhere in this Form 10-KSB.

General overview:

Critical accounting policies and estimates:

The Company prepares its consolidated financial statements in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires the use of estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amount of revenues and expenses during the reporting period. Management periodically evaluates the estimates and judgments made. Management bases its estimates and judgments on historical experience and on various factors that are believed to be reasonable under the circumstances. Actual results may differ from these estimates as a result of different assumptions or conditions.

Financial Condition and Changes in Financial Condition

We had no revenues for the year ended April 30, 2007 or since its inception.

We incurred $2,254,427 and $643,283 in operating expenses for the years ended April 30, 2007 and 2006, respectively. During the current fiscal year, we incurred $1,538,538 in consulting fees to related parties as well as $211,334 in consulting fees to unrelated parties for various services rendered in conjunction with the implementation of the Company’s business plan. Most of these expenses were non-cash expenses and were settled through the issuance of common stock. Related party consulting fees for the prior year ended April 30, 2006 totaled $348,975. General and administrative expenses for the current year totaled $411,951 and were incurred primarily for legal, accounting services, rent and general business expenditures. The prior year general and administrative expenses were $258,520 and were incurred for primarily the same purposes. Depreciation and amortization expenses for April 30, 2007 and 2006 were $92,604 and $35,788, respectively.

We also incurred $4,489,883 in other costs and expenses for the year ended April 30, 2007. The Company reviews the carrying value of both its long-lived and other intangible assets annually, or whenever events or changes in circumstances indicate that the historical cost-carrying value of an asset may no longer be appropriate.  The Company assesses recoverability of the carrying value of the asset by estimating the future net cash flows expected to result from the asset, including eventual disposition.  If the future net cash flows are less than the carrying value of the asset, an impairment loss is recorded equal to the difference between the asset’s carrying value and fair value. At April 30, 2007 the Company’s evaluation determined a $4,216,000 provision for impairment on its other intangible assets (certain older items in its “Music Library”). In addition, the Company incurred in $47,500 for Loss incurred on legal settlement by Company on behalf of entity formerly owned by significant Company stockholder, $46,232 for debt conversion costs and $180,151 in interest expense. For the year ended April 30, 2006, we incrred $1,244,583 for Loss incurred on legal settlement by Company on behalf of entity formerly owned by significant Company stockholder and $66,228 in interest expense.

Liquidity and Capital Resources:

We remain a development stage company.  Since our inception, we have had minimum working capital to fund our operations.  In order to pay the expenses of its operations, we have relied on third-party loans and loans from shareholders and the issuance of common stock for services provided. As a result, we have incurred debt in the total amount of $1,533,500 to pay our expenses.  In addition, we owe $1,292,083 to Vestcom, Ltd. as result of a legal settlement and $374,930 for other account payables and accrued expenses. Our working capital deficit at April 30, 2007 was $3,200,508 and at April 30, 2006 it was $2,210,713.  We had cash of $5 as of January 31, 2007 and $0 at April 30, 2006.

We used $418,748 of net cash in operating activities for the year ended April 30, 2007.  Net cash flows used in investing activities was $302,748 for the year ended April 30, 2007.  Net cash flows provided by financing activities were $721,279 for the same period, primarily in the form of notes issued.

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

ITEM 7.  Financial Statements

Index Table

Registered Independent Auditors' Report

To the Board of Directors and Stockholders

 American Southwest Music Distribution, Inc. (formerly known as GL Energy and Exploration, Inc.)

Hollywood, California

We have audited the accompanying consolidated balance sheets of  American Southwest Music Distribution, Inc., (formerly known as GL Energy and Exploration, Inc.) a development stage company, (hereon referred to as “the Company”) as of April 30, 2007 and 2006, and the related consolidated statements of operations, cash flows, and changes in stockholders’ (deficit) equity for the years ended April 30, 2007 and 2006, and for the period from inception (July 1, 2004) to April 30, 2005 and period from inception (July 1, 2004) to April 30, 2007. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of American Southwest Music Distribution, Inc., (formerly known as GL Energy and Exploration, Inc.) as of April 30, 2007 and 2006, and the results of its operations and its cash flows for the year ended April 30, 2007, and for the period from inception (July 1, 2004) to April 30, 2005 and period from inception (July 1, 2004) to April 30, 2007, in conformity with accounting principles generally accepted in the United States.

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

KBL, LLP

Certified Public Accountants and Advisors

August 13, 2007

AMERICAN SOUTHWEST MUSIC DISTRIBUTION, INC.

(FORMERLY KNOWN AS GL ENERGY AND EXPLORATION, INC.)

( A DEVELOPMENT STAGE COMPANY)

CONSOLIDATED BALANCE SHEETS

		April 30,
		2006
		(adjusted
	April 30,	for 74:1
	2007	reverse split )
ASSETS
Current assets:
Cash	$5	$-
Fixed assets:
Equipment	43,266	40,501
Furniture and fixtures	42,488	42,488
Leasehold improvements	7,000	7,000
	92,754	89,989
Accumulated depreciation	(49,140)	(28,620)
Total fixed assets	43,614	61,369

Other assets:
Music catalog, net of accumulated amortization of $0	299,983	4,216,000
Security deposits	3,370	3,370
Total other assets	303,353	4,219,370

TOTAL ASSETS	$346,972	$4,280,739

LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities:
Current liabilities:
Accounts payable and accrued expenses payable	$374,930	$118,539
Liability for legal settlement by Company on behalf of entity formerly owned by significant Company stockholder	1,292,083	1,244,583
Notes and loans payable, stockholders and entities owned by them	86,000	247,711
Notes and loans payable, others - unrelated third parties	1,447,500	689,869
TOTAL LIABILITIES	3,200,513	2,300,702

Stockholders' (deficit) equity:
Preferred stock - $0.001 par value; 5,000,000 shares authorized, 0 shares issued and outstanding in 2007; 23,980 issued and outstanding in 2006	-	24
Common stock - $0.001 par value; 100,000,000 shares authorized, 11,547,522* and 59,977,042 issued and outstanding respectively	11,547	59,977
Additional paid-in capital	7,344,963	5,385,777
Deficit accumulated during the development stage	(10,210,051)	(3,465,741)
Total stockholders' (deficit) equity	(2,853,541)	1,980,037
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$346,972	$4,280,739

* Adjusted for 74:1 reverse split effective August 24, 2006

AMERICAN SOUTHWEST MUSIC DISTRIBUTION, INC.

(FORMERLY KNOWN AS GL ENERGY AND EXPLORATION, INC.)

( A DEVELOPMENT STAGE COMPANY)

CONSOLIDATED STATEMENTS OF OPERATIONS

			Inception (July 1, 2004)	Inception (July 1, 2004)
	Year ended	Year ended	through	through
	April 30,	April 30,	April 30,	April 30,
	2007	2006	2005	2007

EXPENSES
Consulting fees and services:
Related parties,including incurred through issuances of common stock of $1,393,847 and $0 for years ended	$1,538,538	$348,975	$-	$1,887,513
Others, including incurred through issuances of common stock of $141,000 and $0 for years ended	211,334	-	-	211,334
	1,749,872	348,975		2,098,847
General and administrative, including through issuance of common stock for legal fees of $60,400 and $0 for nine months ended	411,951	258,520	94,289	764,760
Depreciation and amortization	92,604	35,788	10,568	138,960
Total expenses	2,254,427	643,283	104,857	3,002,567

Loss from operations	(2,254,427)	(643,283)	(104,857)	(3,002,567)

Other costs and expenses
Loss on impairment of certain titles in Music Catalog	(4,216,000)	-	-	(4,216,000)
Loss incurred on legal settlement by Company on behalf of entity formerly owned by significant Company stockholder	(47,500)	(1,244,583)		(1,292,083)
Debt conversion costs	(46,232)	-		(46,232)
Interest expense	(180,151)	(66,228)	(12,389)	(258,768)
Total other costs and expenses	(4,489,883)	(1,310,811)	(12,389)	(1,597,083)

NET LOSS	$(6,744,310)	$(1,954,094)	$(117,246)	$(8,815,650)

Net loss per share - basic and diluted (adjusted for 74:1 reverse split)	$(0.74)	$(0.25)	$(2.32)	$(3.31)

Weighted average shares outstanding:
Basic and diluted (adjusted for 74:1 reverse split)	9,093,194	106,637	50,537	2,664,619

AMERICAN SOUTHWEST MUSIC DISTRIBUTION, INC.

(FORMERLY KNOWN AS GL ENERGY AND EXPLORATION, INC.)

( A DEVELOPMENT STAGE COMPANY)

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' (DEFICIT) EQUITY

Period from July 1, 2004 (Inception) through April 30, 2007

							Deficit
							Accumulated
						Additional	During the
	Preferred Stock			Common Stock		Paid in	Development
	Shares	Amount		Shares	Amount	Capital	Stage	Total

Issuance of common stock to Company's founders in exchange for music catalog, furniture and fixtures, and equipment	-		$-	4,292	$4	$4,292,733	$	$4,292,737
Capital contribution				2		2,000		2,000
Net loss for period from inception (July 1, 2004) to April 30, 2005							(117,246)	(117,246)

Balance, April 30, 2005	-	-		4,294	4	4,294,733	(117,246)	4,177,491
Recapitalization of common and preferred shares of GL Energy and Exploration, Inc. as acquiree in merger with Company as acquirer	23,980	24		59,972,748	59,973	1,091,044	(1,394,401)	(243,360)
Net loss							(1,954,094)	(1,954,094)
Balance, April 30, 2006	23,980	24		59,977,042	59,977	5,385,777	(3,465,741)	1,980,037
Common stock issued for consulting fees and services				8,244,138	8,244	1,604,456		1,612,700
74:1 reverse stock split	-			(65,085,460)	(65,085)	65,085		-
Shares issued in settlement of notes and loans payable, stockholder's and entities owned by them				310,451	310	297,722		298,032
Preferred shares converted into common	(23,980)	(24)		8,101,351	8,101	(8,077)		-
Net loss							(6,744,310)	(6,744,310)
Balance, April 30, 2007	-	$-		11,547,522	$11,547	$7,344,963	$(10,210,051)	$(2,853,541)

AMERICAN SOUTHWEST MUSIC DISTRIBUTION, INC.

(FORMERLY KNOWN AS GL ENERGY AND EXPLORATION, INC.)

( A DEVELOPMENT STAGE COMPANY)

CONSOLIDATED STATEMENTS OF CASH FLOWS

			Inception (July 1, 2004)	Inception (July 1, 2004)
	Year ended	Year ended	through	through
	April 30,	April 30,	April 30,	April 30,
	2007	2006	2005	2007
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(6,744,310)	$(1,954,094)	$(117,246)	$(8,815,650)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	92,604	35,968	10,568	139,140
Loss on impairment of certain titles in Music Catalog	4,216,000			4,216,000
Loss incurred on legal settlement by Company on behalf of entity formerly owned by significant Company stockholder	47,500	1,244,583	-	1,292,083
Common stock issued for consulting fees and services	1,595,247	-	-	1,595,247
Common stock issued for payment of general and administrative expenses paid on behalf of the Company	17,453			17,453
Debt conversion costs	46,232	-	-	46,232
Accounting and legal fees added to notes and loans payable, stockholders and entities owned by them	25,000	-	-	25,000
Net changes in:				-
Decrease (increase) in prepaid expenses	-	10,746	(10,746)	-
Increase in security deposits	-	(3,370)	-	(3,370)
Increase in accounts and accrued expenses payable	285,748	48,393	44,628	378,769
NET CASH USED IN OPERATING ACTIVITIES	(418,526)	(617,774)	(72,796)	(1,109,096)

CASH FLOWS FROM INVESTING ACTIVITIES:
Decrease in officer loan receivable		15,142	(15,142)	-
Acquisition of music catalogs	(299,983)	-	-	(299,983)
Acquisition of leasehold improvements, furniture and equipment	(2,765)	(11,081)	(2,171)	(16,017)
NET CASH (USED IN) PROVIDED BY INVESTING ACTIVITIES	(302,748)	4,061	(17,313)	(316,000)

CASH FLOWS FROM FINANCING ACTIVITIES:
Decrease (increase) in deferred transaction costs		183,900	(183,900)	-
Proceeds of notes and loans payable, stockholders and entities owned by them	36,279	24,813	49,009	110,101
Proceeds of notes and loans payable, others - unrelated third parties	695,000	405,000	223,000	1,323,000
Repayment of notes and loans payable, others - unrelated third parties	(10,000)			(10,000)
Common shares issued for cash	-	-	2,000	2,000
NET CASH PROVIDED BY FINANCING ACTIVITIES	721,279	613,713	90,109	1,425,101

NET CHANGE IN CASH	5	-	-	5

CASH AT BEGINNING OF PERIOD	-	-	-	-

CASH AT END OF PERIOD	$5	$-	$-	$5

AMERICAN SOUTHWEST MUSIC DISTRIBUTION, INC.

(FORMERLY KNOWN AS GL ENERGY AND EXPLORATION, INC.)

( A DEVELOPMENT STAGE COMPANY)

CONSOLIDATED STATEMENTS OF CASH FLOWS

continued

			Inception (July 1, 2004)	Inception (July 1, 2004)
	Year ended	Year ended	through	through
	April 30,	April 30,	April 30,	April 30,
	2007	2006	2005	2007
Supplementary disclosures of cash flow information
Cash paid during the year for:
Income taxes	$-	$-	$-	$-
Interest expense	-	-	-	-

Non-cash operating, investing and financing activities:
Net assets (liabilities) acquired by Company as part of merger

Assets acquired:
Accounts receivable	$-	$-	$-	$-
Total assets acquired	$-	$-	$-	$-

Liabilities acquired:
Accounts and accrued expenses payable	$-	$3,306	$-	$3,306
Loans payable, shareholders	-	240,053	0	240,053
Total liabilities acquired	-	243,359	-	243,359
Net liabilities assumed	$-	$(243,359)	$-	$(243,359)

Change in Company's stockholders' equity
Preferred stock issued at par value	$-	$24	$-	$24
Common stock issued at par value	-	59,973	-	59,973
Increase in additional paid-in capital resulting from difference in value of shares exchanged between GL Energy and American Southwest Music Distribution, Inc.	-	1,091,044	-	1,091,044
Increase in accumulated deficit resulting from difference in value of shares exchanged between GL Energy and American Southwest Music Distribution, Inc.	-	(1,394,400)	-	(1,394,400)
	$-	$(243,359)	$-	$(243,359)

Common shares issued for music catalog	$-	$-	$4,216,000	$4,216,000
Common shares issued for furniture, fixtures, and equipment	$-	$-	$76,737	$6,737
Common shares issued for services	$1,595,247	$-	$-	$1,595,247

Common stock issued at par	$310			$310
Additional paid-in capital	297,722			297,722
	298,032			298,032

Notes and loans payable, stockholders and entities owned by them converted into common stock
Debt converted	222,441			222,441
Accrued interest payable on debt	29,359			29,359
	251,800			251,800

Excess of fair value of stock issued over debt converted - debt conversion costs	$46,232			$46,232

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

See registered independent auditors' report

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

Rate of obsolescence

A number of the Music Catalogues acquired in the merger dated from contracts entered into from 1997 - 1998 that provide for a limited number of album or single release recordings and options for extension thereon.  Accordingly, there was a risk that the Music Catalogues owned by the Company were subject to competition from later releases by the artists through other entities besides the Company, as well as the risk of the passage of time on the salability on the masters owned by the Company. As discussed under “Impairment of Long-Lived and Other Intangible Assets,” during the current year a provision for impairment in the value of certain of these older catalog items has been made.

See registered independent auditors' report

AMERICAN SOUTHWEST MUSIC DISTRIBUTION, INC.

(FORMERLY KNOWN AS GL ENERGY AND EXPLORATION, INC.)

 (A DEVELOPMENT STAGE COMPANY)

CONSOLIDATED NOTES TO FINANCIAL STATEMENTS

NOTE 2 – SUMMARY OF ACCOUNTING POLICIES (CONTINUED)

Fixed assets

Fixed assets are stated at cost.  Depreciation is computed using the straight-line method over the following estimated useful lives:

Description	Estimated useful life

Furniture and fixtures	5 years
Equipment	5 years
Leasehold improvements	2 years

Impairment of Long-Lived and Other Intangible Assets

The Company reviews the carrying value of both its long-lived and other intangible assets annually, or whenever events or changes in circumstances indicate that the historical cost-carrying value of an asset may no longer be appropriate.  The Company assesses recoverability of the carrying value of the asset by estimating the future net cash flows expected to result from the asset, including eventual disposition.  If the future net cash flows are less than the carrying value of the asset, an impairment loss is recorded equal to the difference between the asset’s carrying value and fair value. At April 30, 2007 the Company’s evaluation determined a $4,216,000 provision for impairment on its other intangible assets (certain older items in its “Music Library”) and no impairment on its fixed assets.

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

See registered independent auditors' report

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

In February 2006, the FASB issued SFAS 155, “Accounting for Certain Hybrid Financial Instruments--an amendment of FASB Statements No. 133 and 140,” that allows a preparer to elect fair value measurement at acquisition, at issuance, or when a previously recognized financial instrument is subject to a remeasurement (new basis) event, on an instrument-by-instrument basis, in cases in which a derivative would otherwise have to be bifurcated. It also eliminates the exemption from applying Statement 133 to interests in securitized financial assets so that similar instruments are accounted for similarly regardless of the form of the instruments. This Statement is effective for all financial instruments acquired or issued after the beginning of an entity's first fiscal year that begins after September 15, 2006. The Company does not anticipate that the adoption of SFAS No. 155 will have an impact on the Company's overall results of operations or financial position.

See registered independent auditors' report

AMERICAN SOUTHWEST MUSIC DISTRIBUTION, INC.

(FORMERLY KNOWN AS GL ENERGY AND EXPLORATION, INC.)

 (A DEVELOPMENT STAGE COMPANY)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 2 – SUMMARY OF ACCOUNTING POLICIES (CONTINUED)

Recent Accounting Pronouncements

In March 2006, the FASB issued SFAS 156, “Accounting for Servicing of Financial Assets--an amendment of FASB Statement No. 140,” that applies to the accounting for separately recognized servicing assets and servicing liabilities. This Statement requires that all separately recognized servicing assets and servicing liabilities be initially measured at fair value, if practicable. An entity should adopt this Statement as of the beginning of its first fiscal year that begins after September 15, 2006. The Company does not anticipate that the adoption of SFAS No. 156 will have an impact on the Company's overall results of operations or financial position.

In July 2006, the FASB issued FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes. The Interpretation clarifies the way companies are to account for uncertainty in income tax reporting and filing and prescribes a consistent recognition threshold and measurement attribute for recognizing, derecognizing, and measuring the tax benefits of a tax position taken, or expected to be taken, on a tax return. The Interpretation is effective for fiscal years beginning after December 15, 2006, although early adoption is possible. The Company does not plan to adopt early and the Company is currently in the process of evaluating the impact, if any, the adoption of the Interpretation will have on the 2007 financial statements.

In September 2006, the FASB issued SFAS 157, “Fair Value Measurements,” which defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles (GAAP), and expands disclosures about fair value measurements. This Statement applies under other accounting pronouncements that require or permit fair value measurements, the Board having previously concluded in those accounting pronouncements that fair value is the relevant measurement attribute. Accordingly, this Statement does not require any new fair value measurements. The adoption of SFAS No. 157 will not have an impact on the Company's overall results of operations or financial position.

In September 2006, the Financial Accounting Standards Board (“FASB”) the issued SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans, an Amendment of FASB Statements No. 87, 88, 106, and 132(R)” (“SFAS No. 158”). SFAS No. 158 requires companies to report the funded status of their defined benefit pension and other postretirement benefit plans on their balance sheets as a net liability or asset as of December 31, 2006. The new standard does not address the accounting treatment for pension and postretirement benefits in the income statement. This will have no impact on the Company’s results of operations or financial position.

In February 2007, the Financial Accounting Standards Board (“FASB”) issued SFAS No.159, “The Fair Value Option for Financial Assets and Financial Liabilities – Including an amendment of FASB Statement No.115”.  SFAS No.159 permits entities to choose to measure eligible financial instruments and other items at fair value at specified election dates.  A business entity shall report unrealized gains and losses on items for which the fair value option has been elected in earnings at each subsequent reporting date.  The fair value option may be applied instrument by instrument but only upon the entire instrument – not portions of the instrument.  SFAS No.159 is effective as of the beginning of an entity’s first fiscal year that begins after November 15, 2007. The Company does not anticipate that the adoption of SFAS No. 159 will have an impact on the Company's overall results of operations or financial position.

See registered independent auditors' report

AMERICAN SOUTHWEST MUSIC DISTRIBUTION, INC.

(FORMERLY KNOWN AS GL ENERGY AND EXPLORATION, INC.)

 (A DEVELOPMENT STAGE COMPANY)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 3 – GOING CONCERN

As shown in the accompanying consolidated financial statements, the Company incurred recurring net losses totaling $8,815,650 as a development stage entity for the period from inception (July 1, 2004) through April 30, 2007. The Company has an accumulated deficit of $10,221,051 and a deficiency in working capital of $3,200,508 as of April 30, 2007.  These conditions raise substantial doubt as to the Company’s ability to continue as a going concern.  Management is trying to raise additional capital through sales of stock or loan financing arrangements.  The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

NOTE 4 – INCOME TAXES

The Company incurred no federal income tax expense for the year ended April 30, 2007 , and for the period from inception (July 1, 2004) to April 30, 2007.  The Company has net operating loss carryforwards available of $8,815,650 to offset future net income. Due to uncertainty surrounding the realization of the favorable tax attributes in future tax returns, the Company has placed a full valuation allowance against its net deferred tax asset.  At such time as it is determined that it is more likely than not that the deferred tax asset is realizable, the valuation allowance will be reduced.  Furthermore, the net operating loss carry forward may be subject to further limitation pursuant to Section 382 of the Internal Revenue Code.

The cumulative net operating loss carryforward will expire in accordance with the following schedule:

April 30, 2025	$117,246
2026	1,954,094
2027	6,744,310
$8,815,650

Deferred income taxes consist of the following:

Deferred tax assets	$2,997,321
Less: valuation allowance	2,997,321
$--

See registered independent auditors' report

AMERICAN SOUTHWEST MUSIC DISTRIBUTION, INC.

(FORMERLY KNOWN AS GL ENERGY AND EXPLORATION, INC.)

 (A DEVELOPMENT STAGE COMPANY)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 5 – NOTES AND LOANS PAYABLE

Details regarding notes and loans payable follow below:

Stockholders and the entities owned by them:	April 30, 2007	April 30, 2006

Donald Byers, former President and Chairman of the Board of pre-merger GL Energy and Exploration, Inc. and a holder of approximately 2,134,000

(after 74:1 reverse stock split) and 16,190,000 (before 74:1 reverse stock split)

 of the post-merger entity’s $.001 par value common shares at April 30, 2007 and 2006, respectively:

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

A loss on conversion of $6,274 was recorded on the transaction (See Note 12).

	$--	$49,009

Unsecured $16,592 note dated May 26, 2005 held by Byers and Associates, an entity owned by Donald Byers. The note was due and payable on February 28, 2006. The note accrued interest at a rate of 10% per annum. The principal balance plus accrued interest that was due on February 28, 2006 had not been paid and the note was in default. In December 2006 the principal balance of $16,592 plus $2,537 of accrued interest was converted into 24,597 shares of the Company’s common stock. A loss on conversion of $4,484 was recorded on the transaction (See Note 12).	--	16,592

Unsecured $101,180 loans payable to Don Byers. The loans are due on demand and accrue interest at 10% per annum. In December 2006 $42,680 of the principal balance plus $3,893 of accrued interest was converted into 58,824 shares of the Company’s common stock. A loss on conversion of $9,898 was recorded on the transaction. In addition, in December 2006 $35,000 of the principal balance plus $14,914 of accrued interest was converted into 55,305 shares of the Company’s common stock. A loss on conversion of $3,179 was recorded on the transactions (See Note 12), leaving a balance of $23,500 due.	23,500	101,180

Unsecured $25,000 loans payable to Don Byers. The loans resulted from accounting and legal fees paid on behalf of the Company in October 2006. The loans are due on demand and currently are non-interest bearing.	25,000	--

Unsecured $24,409 loan payable to Wellstar International, an entity owned by Don Byers. The loan was due on demand and accrues interest at 10% per annum. In December 2006 $24,409 of the principal balance plus $2,227 of accrued interest was converted into 28,717 shares of the Company’s common stock. A loss on conversion of $932 was recorded on the transaction (See Note 12).	--	24,409

See registered independent auditors' report

AMERICAN SOUTHWEST MUSIC DISTRIBUTION, INC.

(FORMERLY KNOWN AS GL ENERGY AND EXPLORATION, INC.)

 (A DEVELOPMENT STAGE COMPANY)

 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 5 – NOTES AND LOANS PAYABLE (CONTINUED)

Stockholders and the entities owned by them:	April 30, 2007	April 30, 2006

Unsecured $10,800 loan payable to Northern Business, an entity owned by Don Byers. The loan was due on demand and accrues interest at 10% per annum. In December 2006 the principal balance of $10,800 plus $3,798 of accrued interest was converted into 16,811 shares of the Company’s common stock. A loss on conversion of $1,541 was recorded on the transaction (See Note 12).	$--	$10,800

	48,500	201,990
Other Stockholders

Unsecured $37,500 loan payable to Chris Lotito, a minority shareholder. The loan is due on demand and accrue interest at 10% per annum. It continues to accrue interest.	37,500	37,500

Unsecured $8,221 loan payable to David Michery, the Company’s Chief Executive Officer. The loan was non-interest bearing and due on demand.	--	8,221

Notes and loans payable, stockholders and the entities owned by them	86,000	247,711

Other unrelated third parties

$750,000 unrelated third party note dated August 4, 2006 held by Generation Leasing, LLC. The note was due and payable on December 30, 2006.  The note calls for a monthly payment of $9,375, which represents interest only calculated on an annual interest rate of 15%.  Interest continues to accrue on this now defaulted note payable since. All assets of the Company, including intangibles, patents, and purchase contracts, are pledged as security for repayment.  This note consolidates five $150,000 notes payable to Generation Leasing, LLC which were cancelled by the holder pursuant to the Company’s agreement to do so.

	750,000	422,917

$150,000 unrelated third party note dated September 20, 2006 held by Generation Leasing, LLC. The note was due and payable on December 31, 2006. The note called for a monthly payment of $1,875, which represented interest only calculated on an annual interest rate of 15%. Interest continues to accrue on this now defaulted note payable. All assets of the Company, including intangibles, patents, and purchase contracts, are pledged as security for repayment.	150,000	--

$100,000 unrelated third party note dated October 19, 2006 held by Mark Villi. The note was due and payable on November 24, 2006. The note accrues interest at a rate of 10% per annum. Interest continues to accrue on this now defaulted note payable.	100,000	--

See registered independent auditors' report

AMERICAN SOUTHWEST MUSIC DISTRIBUTION, INC.

(FORMERLY KNOWN AS GL ENERGY AND EXPLORATION, INC.)

 (A DEVELOPMENT STAGE COMPANY)

 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 5 – NOTES AND LOANS PAYABLE (CONTINUED)

Other unrelated third parties (continued)

	April 30, 2007	April 30, 2006

$150,000 unrelated third party note dated September 23, 2004 held by Pegasus Capital, Inc. The note accrued interest at a rate of 6.5% per annum.  The entire outstanding unpaid principal balance plus accrued interest was due and payable on November 21, 2004 in either cash or common stock of the Company equal to the fair market value of the unpaid obligation.  In the event of default, the entire unpaid principal balance and all accrued interest was to become immediately due and payable, while interest was to accrue at a rate of 10% starting from the date of the note.  The principal balance plus accrued interest that was due on November 21, 2004 was not paid and the note was in default. It continues to accrue interest.

	$150,000	$150,000

$50,000 unrelated third party note dated July 12, 2006 held by Visionet Television Network, Inc. The note was due and payable on January 12, 2007 and accrues interest at a rate of 15%. Interest continues to accrue on this now defaulted note payable. The note is personally guaranteed by David Michery, the Company’s Chief Executive Officer.	50,000	--

$38,000 unrelated third party note dated April 25, 2005 held by Pegasus Capital, Inc.  The note was due and payable on March 1, 2006, and under the note provision did not accrue interest.  In the event of default, interest was to accrue at a rate 10% per annum.  The entire outstanding unpaid principal balance plus accrued interest was due and payable in either cash or common stock of the Company equal to the fair market value of the unpaid obligation.  The principal balance plus accrued interest that was due on March 1, 2006 had not been paid and the note was in default.  It continues to accrue interest.

	38,000	38,000

$37,000 unrelated third party note dated August 6, 2006 held by Alex Jaramishian. The note was due and payable on November 6, 2006 and accrues interest at a rate of 15%. interest continues to accrue on this now defaulted note payable.	32,000	--

$25,000 unrelated third party note dated September 23, 2004 held by Pegasus Capital, Inc. The note accrues interest at a rate of 6.5% per annum.  The entire outstanding unpaid principal balance plus accrued interest was due and payable on November 21, 2004 in either cash or common stock of the Company equal to the fair market value of the unpaid obligation. In the event of default, the entire unpaid principal balance and all accrued interest was to become immediately due and payable, while interest was to accrue at a rate of 10% starting from the date of the note.  The principal balance plus accrued interest that was due on November 21, 2004 had not been paid and the note was in default.  It continues to accrue interest.

	25,000	25,000

See registered independent auditors' report

AMERICAN SOUTHWEST MUSIC DISTRIBUTION, INC.

(FORMERLY KNOWN AS GL ENERGY AND EXPLORATION, INC.)

 (A DEVELOPMENT STAGE COMPANY)

 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 5 – NOTES AND LOANS PAYABLE (CONTINUED)

Other unrelated third parties (continued)

	April 30, 2007	April 30, 2006
$25,000 unrelated third party note dated June 15, 2006 held by David Magallanes. The note was due and payable on September 15, 2006 and accrues interest at a rate of 15%. Interest continues to accrue on this now defaulted note payable.	$20,000	$--

$10,000 unrelated third party note dated August 31, 2004 held by Pegasus Capital, Inc. The note accrued interest at a rate of 6.5% per annum.  The entire outstanding unpaid principal balance plus accrued interest was due and payable on August 31, 2005.  There was to be no pre-payment of any kind without the written consent of both parties.  In the event of default the entire unpaid principal balance and all accrued interest was to become immediately due and payable, while interest was to accrue at a rate of 25% starting from the date of the note.  The principal balance plus accrued interest that was due on August 31, 2005 had not been paid and the note was in default.  It continues to accrue interest.

	10,000	10,000

$18,000 unrelated third party note dated November 20, 2006 held by Generation Leasing, LLC. The note was due and payable on December 20, 2006 and accrues interest at a rate of 15%. Interest continues to accrue on this now defaulted note payable.	18,000	--

$44,500 unrelated third party note dated January 1, 2007 held by Alex Jaramishian. The note was due and payable on February 1, 2007 and accrues interest at a rate of 15%. Interest continues to accrue on this now defaulted note payable.	44,500	--

$60,000 unrelated third party note dated March 27, 2007 held by Generation Leasing, LLC. The note is due and payable on June 30, 2007 and accrues interest at a rate of 15%. The Company defaulted on the note on the June 30, 2007 due date. Interest continues to accrue on this now defaulted note payable.	60,000	--

Unsecured $43,952 loan payable to Three Sisters Investment Corp. The loan was due on demand and accrued interest at 10% per annum. In December 2006 the principal balance of $43,952 plus $12,842 of accrued interest was converted into 65,184 shares of the Company’s common stock. A loss on conversion of $5,782 was recorded on the transaction (See Note 12).	--	43,952

Notes and loans payable, others – unrelated third parties	1,447,500	689,869

	$1,533,500	$937,580

See registered independent auditors' report

AMERICAN SOUTHWEST MUSIC DISTRIBUTION, INC.

(FORMERLY KNOWN AS GL ENERGY AND EXPLORATION, INC.)

 (A DEVELOPMENT STAGE COMPANY)

 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 5 – NOTES AND LOANS PAYABLE (CONTINUED)

Accounts payable and accrued expenses payable at April 30, 2007 and 2006 includes $13,965 and $9,390, respectively of accrued interest payable to Company stockholders and entities owned by them.  Accounts payable and accrued expenses payable at April 30, 2007 and 2006 includes $144,319 and $51,212 of accrued interest payable to unrelated parties, respectively.

Interest expense incurred by the Company to Company stockholders and entities owned by them was $18,857 and $14,920 for the years ended April 30, 2007 and 2006, respectively, and $33,777 for the period from inception of the development stage (July 1, 2004) to April 30, 2007.  Interest expense incurred by the Company to unrelated third parties was $161,294 and $63,697 for the years ended April 30, 2007 and 2006 respectively, and $224,991 for the period from inception of the development stage (July 1, 2004) to April 30, 2007.

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

The Company entered into a new lease for office space located in West Hollywood, California, which commenced November 2005 and will expire on October 31, 2007.  The lease agreement requires minimum monthly payments of $1,685.  Future minimum lease payments are as follows:

April 30, 2008     $10,110

Rent expense incurred by the Company was $23,581 and $10,106 for the years ended April 30, 2007 and 2006 respectively, and $64,039 for the period from inception of the development stage (July 1, 2004) to April 30, 2007.

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

See registered independent auditors' report

AMERICAN SOUTHWEST MUSIC DISTRIBUTION, INC.

(FORMERLY KNOWN AS GL ENERGY AND EXPLORATION, INC.)

 (A DEVELOPMENT STAGE COMPANY)

 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 7 – RELATED PARTY TRANSACTIONS (CONTINUED)

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

See registered independent auditors' report

AMERICAN SOUTHWEST MUSIC DISTRIBUTION, INC.

(FORMERLY KNOWN AS GL ENERGY AND EXPLORATION, INC.)

 (A DEVELOPMENT STAGE COMPANY)

 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 7 – RELATED PARTY TRANSACTIONS (CONTINUED)

(C)

 RELATED PARTY CONSULTING FEES AND SERVICES

The Company incurred related party consulting fees and services of $58,192 and $99,295 during the years ended April 30, 2007 and 2006, respectively, to David Michery, CEO of American Southwest.

The Company incurred related party consulting fees and services of $35,000 and $25,000 during the years ended April 30, 2007 and 2006, respectively, to Kent Puckett, CFO of American Southwest.

The Company incurred related party consulting fees and services of $0 and $42,500, respectively, to Marcus Sanders, former COO of American Southwest.

The Company incurred related party consulting fees and services of $26,500 and $32,000 during the years ended April 30, 2007 and 2006 to Robert Guillerman, former President of American Southwest.

The Company incurred related party consulting fees and services of $60,000 and $0 during the years ended April 30, 2007 and 2006 to Chris Lotito, a minority shareholder (See Note 5 for a note payable also owed to him). Chris Lotito was issued 2,000,000 shares of the Company’s $.001 common stock subject to Rule 144. The Company recorded a non-cash expense of $60,000 related to this issuance, based on the trading price of Company shares on the issuance date.

The Company also incurred related party consulting fees and services of $590,000 during the third quarter of the year ended April 30, 2007 to Brian Gonzales. He was issued 2,500,000 shares of the Company’s $.001 common stock subject to Rule 144. The Company recorded a non-cash expense of $565,000 related to this issuance, based on the trading price of Company shares on the issuance date.

The Company incurred related party consulting fees and services of $113,250 during the third quarter of year ended April 30, 2007 to Bob Munro. He was issued 75,000 shares of the Company’s $.001 common stock subject to Rule 144. The Company recorded a non-cash expense of $113,250 related to this issuance, based on the trading price of Company shares on the issuance date.

The Company incurred related party consulting fees and services of $655,596 during the year ended April 30, 2007 to Don Byers. He was issued 447,352 shares of the Company’s $.001 common stock subject to Rule 144. The Company recorded a non-cash expense of $768,846 related to this issuance, based on the trading price of Company shares on the issuance date.

See registered independent auditors' report

AMERICAN SOUTHWEST MUSIC DISTRIBUTION, INC.

(FORMERLY KNOWN AS GL ENERGY AND EXPLORATION, INC.)

 (A DEVELOPMENT STAGE COMPANY)

 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 7 – RELATED PARTY TRANSACTIONS (CONTINUED)

(C)

 RELATED PARTY CONSULTING FEES AND SERVICES

Accordingly, related party consulting fees and services totaled $1,538,538 and $348,975, for the years ended April 30, 2007 and 2006, respectively.  In addition, related party consulting fees and services totaled $1,887,513 for the period from inception of the development stage (July 1, 2004) to April 30, 2007.  Related party consulting fees and services since inception of $1,887,513 includes the $150,000 incurred to Donald Byers described in (B) above.

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

On July 12, 2006 American Southwest reached a settlement with Vestcom whereby American Southwest agreed to pay Vestcom as follow: $500,000, which represents the principal amount of the above loan made by Vestcom on or about July 3, 2003, plus interest thereon at the rate of 9.5% from July 3, 2003 through to the closing date of the settlement.  The closing date of the settlement was expected to be no later than September 15, 2006. In addition, American Southwest agreed to pay to Vestcom $360,000 as a supplemental damages payment and $250,000 for legal fees and expenses incurred by Vestcom. At April 30, 2007, the total amount reflected as liability for the legal settlement in the Balance Sheet is $1,292,083, which includes accrued interest to that date.  A commensurate loss has been reflected in the Company’s consolidated statement of operations for the period from inception of the development stage (July 1, 2004) to April 30, 2007, since the Company is absorbing the loss on behalf of the entity formerly owned by David Michery.

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

See registered independent auditors' report

AMERICAN SOUTHWEST MUSIC DISTRIBUTION, INC.

(FORMERLY KNOWN AS GL ENERGY AND EXPLORATION, INC.)

 (A DEVELOPMENT STAGE COMPANY)

 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 7 – RELATED PARTY TRANSACTIONS (CONTINUED)

(D)

LOSS INCURRED ON LEGAL SETTLEMENT ON BEHALF OF ENTITY FORMERLY OWNED BY SIGNIFICANT COMPANY STOCKHOLDER (CONTINUED)

To date, the initial cash payment of $150,000 due to Vestcom at closing and the $250,000 payable on January 1, 2007, as contemplated under the current terms of the settlement, have not been made. While the Company has continued to seek to arrange financing with which to satisfy the terms of the settlement, the Company has been unable to identify sources for funds to pay Vestcom.

Pursuant to the executed Stipulation for Settlement, the federal judge in the United States District Court dismissed the case, subject to Vestcom’s right, pursuant to a motion initiated by Vestcom, to enforce the settlement terms, if the Company failed to comply.

The Company has not complied with any of the terms of the Stipulation for Settlement.  Vestcom’s legal representative has agreed subject to discussions with Company Counsel, not to file a motion to enforce the terms of the settlement, subject to further negotiations of the terms of the Stipulation for Settlement.  The Company is waiting for approval of a draft of revised terms by Vestcom’s representatives.

The company’s ability to exploit the Music Catalogue received from Celestial was dependent on a rescheduled  Settlement closing taking place and the Company’s meeting a new schedule of payments as due, in particular the $150,000 or  a re-determined amount due at closing and the $250,000 originally due in January 1, 2007 (or a re-determined amount) at a similar interval after the closing date, unless the entire obligation is successfully refinanced. As discussed in the “Summary of Accounting Policies” under “Impairment of Long-Lived and Other Intangible Assets” the Company determined to take a significant provision for a loss on an impairment of certain of its “Music Catalog,” since a substantial portion of the Catalog is from the “Celestial Library .“

NOTE 8 – STOCK INCENTIVE PLAN

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

During 2004, 3,000,000 one year options were granted to two consultants.  The exercise price was $.01 and all 3,000,000 vested immediately.  The options were exercised prior to the effective date of the merger and reflected in the pre-merged entities financial statements. No options were granted during 2007 or 2006 and there are no options outstanding at April 30, 2007.

See registered independent auditors' report

AMERICAN SOUTHWEST MUSIC DISTRIBUTION, INC.

(FORMERLY KNOWN AS GL ENERGY AND EXPLORATION, INC.)

 (A DEVELOPMENT STAGE COMPANY)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 9 – EQUITY PERFORMANCE PLANS

In November 2006, the Board of Directors of American Southwest adopted a 2006 Equity Compensation Plan under which 10,000,000 shares of the American Southwest’s common stock have been reserved for issuance to employees, officers, directors and consultants whose past, present and/or potential contributions to the American Southwest have been, or will be important to the success of the Company.  As of April 30, 2007, no common shares have been issued under this plan.

In February 2004, the Board of Directors of GL Energy adopted a 2004 Equity Performance Plan under which 10,000,000 shares of GL Energy’s common stock have been reserved for issuance to employees, officers, directors and consultants whose past, present and/or potential contributions to GL Energy have been, or will be important to the success of GL Energy.  As of April 30, 2007, 6,000,000 common shares have been issued under this plan  (See Note 7 ( C )  and Note 12 for the details for the individual issuance).

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

See registered independent auditors' report

AMERICAN SOUTHWEST MUSIC DISTRIBUTION, INC.

(FORMERLY KNOWN AS GL ENERGY AND EXPLORATION, INC.)

 (A DEVELOPMENT STAGE COMPANY)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 10 – AGREEMENTS WITH UNIVERSAL RECORDS (CONTINUED)

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

See registered independent auditors' report

AMERICAN SOUTHWEST MUSIC DISTRIBUTION, INC.

(FORMERLY KNOWN AS GL ENERGY AND EXPLORATION, INC.)

 (A DEVELOPMENT STAGE COMPANY)

 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 12 - EQUITY TRANSACTIONS  (CONTINUED)

Stock Issued for Services (Continued)

The Company also incurred related party consulting fees and services of $530,000 during the third quarter of the year ended April 30, 2007 to Brian Gonzales. He was issued 500,000 shares of the Company’s $.001 common stock subject to Rule 144. The Company recorded a non-cash expense of $505,000 related to this issuance, based on the trading price of Company shares on the issuance date.

The Company incurred related party consulting fees and services of $113,250 during the third quarter of year ended April 30, 2007 to Bob Munro. He was issued 75,000 shares of the Company’s $.001 common stock subject to Rule 144. The Company recorded a non-cash expense of $113,250 related to this issuance, based on the trading price of Company shares on the issuance date.

The Company incurred related party consulting fees and services of $655,596 during the year ended April 30, 2007 to Don Byers. He was issued 447,352 shares of the Company’s $.001 common stock subject to Rule 144. The Company recorded a non-cash expense of $768,846 related to this issuance, based on the trading price of Company shares on the issuance date.

The Company incurred legal fees of $60,400 during the year ended April 30, 2007 to Spectrum Law Group.  They were issued 40,000 shares of the Company’s $.001 common stock subject to Rule 144. The Company recorded a non-cash expense of $60,400 related to this issuance, based on the trading price of Company shares on the issuance date.

The Company incurred consulting fees and services of $13,500 during the year ended April 30, 2007 to David Magallanes. He was issued 100,000 shares of the Company’s $.001 common stock subject to Rule 144. The Company recorded a non-cash expense of $13,500 related to this issuance, based on the trading price of Company shares on the issuance date.

The Company incurred consulting fees and services of $67,500 during the year ended April 30, 2007 to Peter Van Brunt. He was issued 500,000 shares of the Company’s $.001 common stock subject to Rule 144. The Company recorded a non-cash expense of $67,500 related to this issuance, based on the trading price of Company shares on the issuance date.

See registered independent auditors' report

AMERICAN SOUTHWEST MUSIC DISTRIBUTION, INC.

(FORMERLY KNOWN AS GL ENERGY AND EXPLORATION, INC.)

 (A DEVELOPMENT STAGE COMPANY)

 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 12 - EQUITY TRANSACTIONS (CONTINUED)

Debt Plus Accrued Interest Converted Into Stock

As discussed in Note 5, during the year ended April 30, 2007 the Company converted an aggregate of $143,281 of loans plus related aggregate accrued interest of $10,492 due to Donald Byers into 199,739 shares of the Company’s $.001 common stock valued at a total of $191,749 based on the trading price of Company shares on the issuance date.  A loss of debt conversion of $37,976 was recorded in the statement of operations as part of the transaction.

As discussed in Note 5, during the year ended April 30, 2007 the Company converted $10,800 of loans plus accrued interest of $3,798 due to Northern Business Consultants, Ltd. into 16,811 shares of the Company’s $.001 common stock valued at a total of $16,139 based on the trading price of Company shares on the issuance date.  A loss of debt conversion of $1,541 was recorded in the statement of operations as part of the transaction.

During the year ended April 30, 2007 the Company converted $43,952 of loans plus accrued interest of $12,843 due to Three Sisters Investment Corporation into 65,184 shares of the Company’s $.001 common stock valued at a total of $62,577 based on the trading price of Company shares on the issuance date.  A loss of debt conversion of $5,782 was recorded in the statement of operations as part of the transaction.

As discussed in Note 5, during the year ended April 30, 2007 the Company converted $24,409 of loans plus accrued interest of $2,227 due to Wellstar International into 28,717 shares of the Company’s $.001 common stock valued at a total of $27,569 based on the trading price of Company shares on the issuance date.  A loss of debt conversion of $933 was recorded in the statement of operations as part of the transaction.

Accordingly, during the year ended April 30, 2007, the Company converted an aggregate of $222,442 of loans plus related aggregate of $43,499 of accrued interest for aggregate of 310,451 of the Company’s $.001 common stock valued at $298,032, resulting in a loss on debt conversion of $46,232, of which Don Byers and entities owned by him accounted for $40,450.

Reverse Stock Split

During the second quarter ended October 31, 2006, the Company effectuated a 1 for 74 reverse split of its common stock.

Conversion of Preferred Shares of Stock Issued in Merger

During the second quarter ended October 31, 2006, David Michery and Kent Puckett, both officers and shareholders of the Company converted a total of 23,980 shares of preferred convertible stock that they received in the merger into 8,101,351 shares of the Company’s common stock on a post reverse split basis.

See registered independent auditors' report

ITEM 8.  Changes in and Disagreements with Accountants on Accounting and Financial Disclosure:

None

Item 8A. Controls and Procedures:

(a) Evaluation of Disclosure Controls and Procedures.

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we evaluated  the effectiveness of the design and operation of our disclosure controls and procedures (as such term is defined in Rule 13a-15(e) under the Securities Exchange Act of 1934 (the "Exchange Act")). Disclosure  controls and procedures are the controls and other procedures that we designed to ensure that we record, process, summarize and report in a timely manner the information we must disclose in reports that we file with or submit to the Securities and Exchange Commission under the Exchange Act. Based on this evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that our disclosure controls and procedures were effective as of the end of the period covered by this report.

Disclosure controls and procedures are controls and procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Securities Exchange Act is recorded, processed, summarized and reported,  within the time periods  specified in the Securities and Exchange Commission's  rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in our reports  filed  under the Exchange Act is accumulated and communicated to management, including our principal executive officer and our principal financial officer, as appropriate, to allow timely decisions regarding required disclosure.

(b) Changes in Internal Control over Financial Reporting.

During the year ended  April 30, 2007, there was no change in our internal control over financial reporting (as such term is defined in Rule 13a-15(f) under the Exchange Act) that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 8B. Other Information:

None.

PART III

Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act:

The directors and executive officers currently serving the Company are as follows:

Name	Age	Position

David Michery	39	Chief Executive Officer, President, Director
Kent Puckett	41	Chief Financial Officer, Secretary, Treasurer, Director

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

Business Experience:

All of our directors serve until their successors are elected and qualified by our shareholders, or until their earlier death, retirement, resignation or removal. The following is a brief description of the business experience of our executive officers, director and significant employees:

Family Relationships:

There are no family relationships between any two or more of our directors or executive officers. There is no arrangement or understanding between any of our directors or executive officers and any other person pursuant to which any director or officer was or is to be selected as a director or officer, and there is no arrangement, plan or understanding as to whether non-management shareholders will exercise their voting rights to continue to elect the current board of directors. There are also no arrangements, agreements or understandings to our knowledge between non-management shareholders that may directly or indirectly participate in or influence the management of our affairs.

Involvement in Certain Legal Proceedings:

To the best of our knowledge, during the past five years, none of the following occurred with respect to a present or former director or executive officer of the Company: (1) any bankruptcy petition filed by or against any business of which such person was a general partner or executive officer either at the time of the bankruptcy or within two years prior to that time; (2) any conviction in a criminal proceeding (excluding traffic violations and other minor offenses); (3) being subject to any order, judgment or decree, not subsequently reversed, suspended or vacated, of any court of any competent jurisdiction, permanently or temporarily enjoining, barring, suspending or otherwise limiting his involvement in any type of business, securities or banking activities; and (4) being found by a court of competent jurisdiction (in a civil action), the Securities and Exchange Commission or the commodities futures trading commission to have violated a Federal or state securities or commodities law, and the judgment has not been reversed, suspended or vacated.

Board Committees and Independence:

All of the directors serve until the next annual meeting of common shareholders and until their successors are elected and qualified by our common shareholders, or until their earlier death, retirement, resignation or removal. Our Bylaws set the authorized number of directors. Our Bylaws authorized the Board of Directors to designate from among its members one or more committees and alternate members thereof, as they deem desirable, each consisting of one or more of the directors, with such powers and authority (to the extent permitted by law and these Bylaws) as may be provided in such resolution. Our board of directors has not established any committees to date. The entire Board of Directors will perform the function of that an Audit Committee would perform.

Compliance with Section 16(a) of the Exchange Act

Section 16(a) of the Exchange Act requires our directors, executive officers and persons who own more than 10% of a required class of our equity  securities,  to file with the SEC  initial  reports  of  ownership and reports of changes in ownership of common stock and other equity securities of our company.  Officers, directors and greater than 10% shareholders are required by SEC regulation to furnish us with copies of all Section 16(a) forms they file.

To our knowledge, based upon a review of the copies of such reports furnished to us and based upon written representations that no other reports were required, all Section 16(a) filing requirements applicable to our officers, directors and greater than 10%  beneficial  owners were or will be complied  with for the fiscal year ended June 30, 2007 and subsequently.

Item 10. Executive Compensation:

Executive Compensation

The following table sets forth for the year ended April 30, 2007 compensation awarded to, paid to, or earned by, our Chief Executive Officer, and our three other most highly compensated executive officers whose total compensation during the last fiscal year exceeded $100,000, if any.

SUMMARY COMPENSATION TABLE

				STOCK
		SALARY		AWARDS	OPTION	TOTAL
NAME AND		(1)	BONUS	(2)	AWARDS	COMPENSATION
PRINCIPAL POSITION	YEAR	($)	($)	($)	($)	($)

David Michery	2007	$58,192	$--	$--	$--	$58,192
President, Chief Executive Officer and	2006	$99,295	$--	$--	$--	$99,295
Director	2005	$76,206	$--	$--	$--	$76,206

Unless otherwise restricted by the certificate of incorporation, the members of board of directors have the authority to fix the compensation of directors.  The directors may be paid their  expenses,  if any, of attendance at each meeting of the  board  of  directors  and may be paid a fixed  sum for  attendance  at each meeting  of the  board of directors  or a stated  salary as  director.  No such payment shall preclude any director from serving the corporation in any other capacity and receiving compensation thereafter.  Members of special or standing committees may be allowed, like, for example, compensation for attending committee meetings.

Other Compensation Arrangements

In March 2004, a majority of our shareholders approved an equity performance plan for 10,000,000 shares of common stock ("2004 Equity Performance Plan"), and in October 2004, the board of directors approved the registration of an additional 35,000,000 shares of common stock on form S-8 for the purpose of having shares of common stock available to compensate directors, consultants, employees, management and others for services. The rights of the common stock were not changed. We intend to issue the shares of common stock from time to time as determined by the board of directors to directors, employees, management, consultants and others. The Company’s board of directors believes the 2004 Equity Performance Plan, and the additional 35,000,000 shares of common stock will provide flexibility in structuring compensation arrangements and provide an equity incentive for employees and others who are awarded these shares. These shares may be issued at less than market price at the discretion of the board of directors. None of the shelf-registered shares are allocated to any particular person or class of persons among those eligible to receive awards. As of April 30, 2007, we have issued a total 4,500,000 shares of common stock to various consultants and employees.

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

Item 11. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters:

The following table sets forth certain information regarding the beneficial ownership of our Common Stock as of April 30, 2007 by: (i) each person known to us to own beneficially more than five percent of the Common Stock; (ii) each of our directors; (iii) each executive officer named in the Summary Compensation Table; and (iv) all executive officers and directors as a group.

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

Name And Address (1)	Number Of Shares Beneficially Owned	Percentage Owned (2)
David Michery (3)	7,581,689	65.7%
Kent Puckett (4)	823,716	7.1%
Donald Byers #300 - 1497 Marine Drive West Vancouver, BC Canada V7T 1B8	2,134,000	1.9%

All directors and officers as a group (2 persons)	8,405,405	72.8%

----------------------------------------------

* Less than 1% of the outstanding shares of common stock.

(1)

Unless otherwise noted, the address for each person is 13191 Crossroads Parkway, Industry, California 91746.

(2)

Based on 11,547,522 common shares issued and outstanding.

(3)

Mr. Michery is our President and Chief Executive Officer.

(4)

Mr. Puckett is our Chief Financial Officer.

Item 12. Certain Relationships and Related Transactions:

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

A settlement by the Company with Vestcom, Ltd involving assets transferred to Celestial that included the Music Catalogues received by the Company in exchange for its shares in the preceding paragraph. At April 30, 2007, the total amount reflected as liability for the legal settlement in the Balance Sheet is $1,292,083, which includes accrued interest to that date.

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
$183,900

As a result of the March 10, 2006 GL Energy Board resolution, these costs were written off to expense during the year ended April 30, 2006.

The Company incurred related party consulting fees and services of $58,192 and $99,295 during the years ended April 30, 2007 and 2006, respectively, to David Michery, CEO of American Southwest.

The Company incurred related party consulting fees and services of $35,000 and $25,000 during the years ended April 30, 2007 and 2006, respectively, to Kent Puckett, CFO of American Southwest.

The Company incurred related party consulting fees and services of $0 and $42,500, respectively, to Marcus Sanders, former COO of American Southwest.

The Company incurred related party consulting fees and services of $26,500 and $32,000 during the years ended April 30, 2007 and 2006 to Robert Guillerman, former President of American Southwest.

The Company incurred related party consulting fees and services of $60,000 and $0 during the years ended April 30, 2007 and 2006 to Chris Lotito, a minority shareholder (See Note 5 for a note payable also owed to him). Chris Lotito was issued 2,000,000 shares of the Company’s $.001 common stock subject to Rule 144. The Company recorded a non-cash expense of $60,000 related to this issuance, based on the trading price of Company shares on the issuance date.

The Company also incurred related party consulting fees and services of $590,000 during the third quarter of the year ended April 30, 2007 to Brian Gonzales. He was issued 2,500,000 shares of the Company’s $.001 common stock subject to Rule 144. The Company recorded a non-cash expense of $565,000 related to this issuance, based on the trading price of Company shares on the issuance date.

The Company incurred related party consulting fees and services of $113,250 during the third quarter of year ended April 30, 2007 to Bob Munro. He was issued 75,000 shares of the Company’s $.001 common stock subject to Rule 144. The Company recorded a non-cash expense of $113,250 related to this issuance, based on the trading price of Company shares on the issuance date.

The Company incurred related party consulting fees and services of $655,596 during the year ended April 30, 2007 to Don Byers. He was issued 447,352 shares of the Company’s $.001 common stock subject to Rule 144. The Company recorded a non-cash expense of $768,846 related to this issuance, based on the trading price of Company shares on the issuance date.

Accordingly, related party consulting fees and services totaled $1,538,538 and $348,975, for the years ended April 30, 2007 and 2006, respectively.  In addition, related party consulting fees and services totaled $1,887,513 for the period from inception of the development stage (July 1, 2004) to April 30, 2007.  Related party consulting fees and services since inception of $1,887,513 includes the $150,000 incurred to Donald Byers.

ITEM 13. Exhibits:

Exhibit No.	Description of Exhibit

2.1	Securities Purchase Agreement and Plan of Reorganization (2)
4.1	Certificate of Designation of the Series A Preferred Stock (2)
4.2	Form of 2003 Equity Performance Plan (2)
4.3	Form of 2004 Equity Performance Plan (2)
4.4	Form of 2004 Stock Incentive Plan (2)
4.5	Certificate of Amendment to Certificate of Incorporation (2)
10.1	Domestic Distribution Agreement (2)
10.2	Upstream Agreement (2)
10.2	Foreign License Agreement (2)
21	Subsidiaries (2)
23.1	Consent of KBL, LLP (1)
31.1	Certification of Chief Executive Officer, pursuant to Rule 13a-14(a) of the Exchange Act, as enacted by Section 302 of the Sarbanes-Oxley Act of 2002. (1)
31.2	Certification of Chief Financial Officer, pursuant to Rule 13a-14(a) of the Exchange Act, as enacted by Section 302 of the Sarbanes-Oxley Act of 2002. (1)
32.1 32.2

Certification of Chief Executive Officer, pursuant to 18 United States Code Section 1350, as enacted by Section 906 of the Sarbanes-Oxley Act of 2002. (1)

Certification of Chief Financial Officer, pursuant to 18 United States Code Section 1350, as enacted by Section 906 of the Sarbanes-Oxley Act of 2002. (1)

(1) Filed herewith.

(2) Previously filed.

ITEM 14. Principal Accounting Fees And Services:

Appointment of Auditors

Our Board of Directors selected KBL, LLP, certified public accountants, as our auditors for the year ended April 30, 2006.

Year Ended April 30, 2006:

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

Year Ended April 30, 2007:

Audit Fees

KBL, LLP, billed us $32,000 in fees for our annual audit for the year ended April 30, 2007, and $0 in fees for the review of our quarterly financial statements for that year.

Audit-Related Fees

KBL, LLP, billed us $ -0- for assurance and related services in 2006 and are not reported under Audit Fees above.

Tax and All Other Fees

We did not pay any fees to KBL, LLP for tax compliance, tax advice, tax planning or other work during our fiscal year ending April 30, 2007.

Pre-Approval Policies and Procedures

We have implemented pre-approval policies and procedures related to the provision of audit and non-audit services. Under these procedures, our board of directors pre-approves all services to be provided by KBL, LLP and the estimated fees related to these services.

With respect to the audit of our financial statements as of April 30, 2007 and the review of our quarterly financial statements for the year then ended, none of the hours expended on KBL LLP’s engagement to audit those financial statements were attributed to work by persons other than KBL LLP’s full-time, permanent employees.

The Board of Directors has reviewed and discussed with the Company's management and auditors the audited consolidated financial statements of the Company contained in the Company's Annual Report on Form 10-KSB for the Company's 2007 fiscal year. The Board has also discussed with the auditors the matters required to be discussed pursuant to SAS No. 61 (Codification of Statements on Auditing Standards, AU Section 380), which includes, among other items, matters related to the conduct of the audit of the Company's consolidated financial statements.

Based on the review and discussions referred to above, the Board approved the inclusion of the audited consolidated financial statements be included in the Company's Annual Report on Form 10-KSB for its 2007 fiscal year for filing with the SEC.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Signature	Title	Date

/s/ David Michery	Chief Executive Officer	August 14, 2007
David Michery

/s/ Kent Puckett	Chief Financial Officer; Principal Accounting Officer	August 14, 2007
Kent Puckett

In accordance with the requirements of the Exchange Act, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Signature	Title	Date

/s/ David Michery	Chief Executive Officer	August 14, 2007
David Michery

/s/ Kent Puckett	Chief Financial Officer; Principal Accounting Officer	August 14, 2007
Kent Puckett