Form 10QSB
period 2007-07-31
American Southwest Music Distribution, Inc
filed 2007-09-19
CIK 1122771

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington D.C. 20549

FORM 10-QSB

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 31, 2007

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _________________ to _________________

Commission File No.: 000-31032

AMERICAN SOUTHWEST MUSIC DISTRIBUTION, INC.

 (Exact name of registrant as specified in its charter)

Delaware	52-2190362
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
13191 Crossroads Parkway Industry, California 91746 (Address of principal executive offices)

Issuer’s telephone number:  (562) 805-4530

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

APPLICABLE ONLY TO CORPORATE ISSUERS

As of September 19, 2007, 31,047,522 shares of our common stock were outstanding.

Transitional Small Business Disclosure Format:    Yes  ☐    No  ☒

2

PART 1:  FINANCIAL INFORMATION

AMERICAN SOUTHWEST MUSIC DISTRIBUTION, INC.
(FORMERLY KNOWN AS GL ENERGY AND EXPLORATION, INC.)
( A DEVELOPMENT STAGE COMPANY)
CONSOLIDATED BALANCE SHEETS

	July 31, 2007	April 30, 2007
ASSETS
Current assets:
Cash	$-	$5
Fixed assets:
Equipment	43,266	43,266
Furniture and fixtures	42,488	42,488
Leasehold improvements	7,000	7,000
	92,754	92,754
Accumulated depreciation	(54,303)	(49,140)
Total fixed assets	38,451	43,614

Other assets:
Music catalog, net of accumulated amortization of $0	299,983	299,983
Security deposits	-	3,370
Total other assets	299,983	303,353

TOTAL ASSETS	$338,434	$346,972

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Liabilities:
Current liabilities:
Accounts payable and accrued expenses payable	$443,222	$374,930
Liability for legal settlement by Company on behalf of entity formerly owned by significant Company stockholder	1,303,958	1,292,083
Notes and loans payable, stockholders and entities owned by them	86,000	86,000
Notes and loans payable, others – unrelated third parties	1,447,500	1,447,500
TOTAL LIABILITIES	3,280,680	3,200,513

Stockholders’ deficit:
Preferred stock - $0.001 par value; 5,000,000 shares authorized, 0 shares issued and outstanding	-	-
Common stock - $0.001 par value; 100,000,000 shares authorized, 31,047,522* and 11,547,522* issued and outstanding respectively	31,047	11,547
Additional paid-in capital	8,260,463	7,344,963
Deficit accumulated during the development stage	(11,233,756)	(10,210,051)
Total stockholders’ deficit	(2,942,246)	(2,853,541)
TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$338,434	$346,972

* Adjusted for 74:1 reverse split effective August 24, 2006

AMERICAN SOUTHWEST MUSIC DISTRIBUTION, INC.
(FORMERLY KNOWN AS GL ENERGY AND EXPLORATION, INC.)
( A DEVELOPMENT STAGE COMPANY)
CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months ended July 31, 2007	Three Months ended July 31, 2006	Inception (July 1, 2004) through April 30, 2007	Inception (July 1, 2004) through July 31, 2007
EXPENSES
Consulting fees and services:
Related parties,including incurred through issuances of common stock of $600,000 and $0 for three months ended and $1,393,847 and $1,993,847 for periods from inception	$652,653	$65,825	$1,887,513	$2,540,166
Others, including incurred through issuances of common stock of $275,000 and $0 for three months ended and $141,000 and $416,000 for periods from inception	275,000	-	211,334	486,334
	927,653	65,825	2,098,847	3,026,500
General and administrative, including through issuance of common stock for legal fees of $60,400 and $60,400 for period from inception	28,767	153,376	764,760	793,527
Depreciation and amortization	5,163	24,224	138,960	144,123
Total expenses	961,583	243,425	3,002,567	3,964,150

Loss from operations	(961,583)	(243,425)	(3,002,567)	(3,964,150)

Other costs and expenses
Loss on impairment of certain titles in Music Catalog	-	-	(4,216,000)	(4,216,000)
Loss incurred on legal settlement by Company on behalf of entity formerly owned by significant Company stockholder	(11,874)	(11,874)	(1,292,083)	(1,303,957)
Debt conversion costs	-	-	(46,232)	(46,232)
Interest expense	(50,248)	(28,900)	(258,768)	(309,016)
Total other costs and expenses	(62,122)	(40,774)	(1,597,083)	(1,659,205)

NET LOSS	$(1,023,705)	$(284,199)	$(8,815,650)	$(9,839,355)

Net loss per share - basic and diluted (adjusted for 74:1 reverse split)	$(0.04)	$(0.00)	$(3.31)	$(3.35)

Weighted average shares outstanding:
Basic and diluted (adjusted for 74:1 reverse split)	25,726,850	62,085,738	2,664,619

AMERICAN SOUTHWEST MUSIC DISTRIBUTION, INC.
(FORMERLY KNOWN AS GL ENERGY AND EXPLORATION, INC.)
( A DEVELOPMENT STAGE COMPANY)
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
Period from July 1, 2004 (Inception) through July 31, 2007

							Deficit
							Accumulated
						Additional	During the
	Preferred Stock			Common Stock		Paid in	Development
	Shares	Amount		Shares	Amount	Capital	Stage	Total

Issuance of common stock to Company's founders in exchange for music catalog, furniture and fixtures, and equipment	-		$-	4,292	$4	$4,292,733	$	$4,292,737
Capital contribution				2		2,000		2,000
Net loss for period from inception (July 1, 2004) to April 30, 2005							(117,246)	(117,246)

Balance, April 30, 2005	-	$-		4,294	$4	$4,294,733	$(117,246)	$4,177,491
Recapitalization of common and preferred shares of GL Energy and Exploration, Inc. as acquiree in merger with Company as acquirer	23,980	24		59,972,748	59,973	1,091,044	(1,394,401)	(243,360)
Net loss							(1,954,094)	(1,954,094)
Balance, April 30, 2006	23,980	$24		59,977,042	$59,977	$5,385,777	$(3,465,741)	$1,980,037
Common stock issued for consulting fees and services				8,244,138	8,244	1,604,456		1,612,700
74:1 reverse stock split	-			(65,085,460)	(65,085)	65,085		-
Shares issued in settlement of notes and loans payable, stockholder's and entities owned by them				310,451	310	297,722		298,032
Preferred shares converted into common	(23,980)	(24)		8,101,351	8,101	(8,077)		-
Net loss							(6,744,310)	(6,744,310)
Balance, April 30, 2007	-	$-		11,547,522	$11,547	$7,344,963	$(10,210,051)	$(2,853,541)
Common stock issued for cash				2,000,000	2,000	58,000		60,000
Common stock issued for consulting fees and services				17,500,000	17,500	857,500		875,000
Net loss							(1,023,705)	(1,023,705)
Balance, July 31, 2007	-	$-		31,047,522	$31,047	$8,260,463	$(11,233,756)	$(2,942,246)

AMERICAN SOUTHWEST MUSIC DISTRIBUTION, INC.
(FORMERLY KNOWN AS GL ENERGY AND EXPLORATION, INC.)
( A DEVELOPMENT STAGE COMPANY)
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Three Months ended July 31, 2007	Three Months ended July 31, 2006	Inception (July 1, 2004) through April 30, 2007	Inception (July 1, 2004) through July 31, 2007

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(1,023,705)	$(284,199)	$(8,815,650)	$(9,839,355)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	5,163	24,224	139,140	144,303
Loss on impairment of certain titles in Music Catalog	-	-	4,216,000	4,216,000
Loss incurred on legal settlement by Company on behalf of entity formerly owned by significant Company stockholder	11,874	11,874	1,292,083	1,303,957
Common stock issued for consulting fees and services	875,000	180,000	1,595,247	2,470,247
Common stock issued for payment of general and administrative expenses paid on behalf of the Company	-	-	17,453	17,453
Debt conversion costs	-	-	46,232	46,232
Accounting and legal fees added to notes and loans payable, stockholders and entities owned by them	-	-	25,000	25,000
Net changes in:
Increase in prepaid interest	-	(7,500)	-
Decrease (increase) in security deposits	3,370	-	(3,370)	-
Increase in accounts and accrued expenses payable	68,293	10,325	378,769	447,062
NET CASH USED IN OPERATING ACTIVITIES	(60,005)	(65,276)	(1,109,096)	(1,169,101)

CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisition of music catalogs	-	(159,000)	(299,983)	(299,983)
Acquisition of leasehold improvements, furniture and equipment	-	(2,000)	(16,017)	(16,017)
NET CASH USED IN INVESTING ACTIVITIES	-	(161,000)	(316,000)	(316,000)

CASH FLOWS FROM FINANCING ACTIVITIES:
Payment of offering costs		(10,000)	-	-
Proceeds of notes and loans payable, stockholders and entities owned by them	-	-	110,101	110,101
Repayment of notes and loans payable, stockholders and entities owned by them		(8,221)		-
Proceeds of notes and loans payable, others - unrelated third parties	-	247,000	1,323,000	1,323,000
Repayment of notes and loans payable, others - unrelated third parties	-		(10,000)	(10,000)
Common shares issued for cash	60,000	-	2,000	62,000
NET CASH PROVIDED BY FINANCING ACTIVITIES	60,000	228,779	1,425,101	1,485,101

NET CHANGE IN CASH	(5)	2,503	5	-

CASH AT BEGINNING OF PERIOD	5	-	-	-

CASH AT END OF PERIOD	$-	$2,503	$5	$-

AMERICAN SOUTHWEST MUSIC DISTRIBUTION, INC.
(FORMERLY KNOWN AS GL ENERGY AND EXPLORATION, INC.)
( A DEVELOPMENT STAGE COMPANY)
CONSOLIDATED STATEMENTS OF CASH FLOWS
(continued)

	Three Months ended July 31, 2007	Three Months ended July 31, 2006	Inception (July 1, 2004) through April 30, 2007	Inception (July 1, 2004) through July 31, 2007
Supplementary disclosures of cash flow information
Cash paid during the year for:
Income taxes	$-	$-	$-	$-
Interest expense	-	-	-	-

Non-cash operating, investing and financing activities:
Net assets (liabilities) acquired by Company as part of merger

Assets acquired:
Accounts receivable	$-	$-	$-	$-
Total assets acquired	$-	$-	$-	$-

Liabilities acquired:
Accounts and accrued expenses payable	$-	$-	$3,306	$3,306
Loans payable, shareholders	-	-	240,053	240,053
Total liabilities acquired	-	-	243,359	243,359
Net liabilities assumed	$-	$-	$(243,359)	$(243,359)

Change in Company's stockholders' equity
Preferred stock issued at par value	$-	$-	$24	$24
Common stock issued at par value	-	0	59,973	59,973
Increase in additional paid-in capital resulting from difference in value of shares exchanged between GL Energy and American Southwest Music Distribution, Inc.	-	0	1,091,044	1,091,044
Increase in accumulated deficit resulting from difference in value of shares exchanged between GL Energy and American Southwest Music Distribution, Inc.	-	0	(1,394,400)	(1,394,400)
	$-	$-	$(243,359)	$(243,359)

Common shares issued for music catalog	$-	$-	$4,216,000	$4,216,000
Common shares issued for furniture, fixtures, and equipment	$-	$-	$76,737	$76,737
Common shares issued for services	$875,000	$180,000	$1,595,247	$2,470,247

Common stock issued at par	$-	$-	$310	$310
Additional paid-in capital	$-	$-	$297,722	$297,722

	-	-	298,032	298,032

AMERICAN SOUTHWEST MUSIC DISTRIBUTION, INC.
(FORMERLY KNOWN AS GL ENERGY AND EXPLORATION, INC.)
( A DEVELOPMENT STAGE COMPANY)
CONSOLIDATED STATEMENTS OF CASH FLOWS
(continued)

	Three Months ended July 31, 2007	Three Months ended July 31, 2006	Inception (July 1, 2004) through April 30, 2007	Inception (July 1, 2004) through July 31, 2007
Notes and loans payable, stockholders and entities owned by them converted into common stock
Debt converted	-	-	222,441	222,441
Accrued interest payable on debt	-	-	29,359	29,359

	-		251,800	251,800

Excess of fair value of stock issued over debt converted - debt conversion costs	$-	$-	$(46,232)	$(46,232)

AMERICAN SOUTHWEST MUSIC DISTRIBUTION, INC.

(FORMERLY KNOWN AS GL ENERGY AND EXPLORATION, INC.)

 (A DEVELOPMENT STAGE COMPANY)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE A - ADJUSTMENTS

In the opinion of management, all adjustments consisting only of normal recurring adjustments  necessary  for  a  fair  statement  of (a)  results  of operations  for the three  month  periods  ended July 31, 2007 and 2006 and for the period from inception (July 1, 2004) to July 31, 2007, (b) the financial  position at July 31, 2007, (c) the  statements of cash flows for the three  month  periods  ended  July 31,  2007 and 2006 and for the period from inception (July 1, 2004) to July 31, 2007, and (d) the  changes  in stockholders'  deficit for the three month  period ended July 31, 2007 and for the period from inception (July 1, 2004) to July 31, 2007  have been made.  The results of operations for the three months ended July 31, 2007 are not necessarily indicative of the results to be expected for the full year.

NOTE B – UNAUDITED INTERIM FINANCIAL INFORMATION

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information.  Accordingly, they do not include all the information and footnotes required by generally accepted accounting principles for financial statements. For further information, refer to the audited consolidated financial statements and notes thereto for the year ended April 30, 2007 included in the Company's Form 10-KSB filed with the Securities and Exchange Commission on August 14, 2007.

The Company's consolidated financial statements have been presented on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business.  The liquidity of the Company has been adversely affected in recent years by significant losses from operations. As further discussed in Note 3, the Company incurred losses of $1,023,705 for the three months ended July 31, 2007 and losses for the period from the inception of their development stage (July 1, 2004) to July 31, 2007 of $9,839,355.

At July 31, 2007, the current consolidated Company has limited cash reserves, with its current liabilities exceeding its cash by $3,280,680.

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

Rate of obsolescence

A number of the Music Catalogues acquired in the merger dated from contracts entered into from 1997 - 1998 that provide for a limited number of album or single release recordings and options for extension thereon.  Accordingly, there was a risk that the Music Catalogues owned by the Company were subject to competition from later releases by the artists through other entities besides the Company, as well as the risk of the passage of time on the salability on the masters owned by the Company. As discussed under “Impairment of Long-Lived and Other Intangible Assets,” during the prior year ended April 30, 2007 a provision for impairment in the value of certain of these older catalog items had been made.

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

Impairment of Long-Lived and Other Intangible Assets

The Company reviews the carrying value of both its long-lived and other intangible assets annually, or whenever events or changes in circumstances indicate that the historical cost-carrying value of an asset may no longer be appropriate.  The Company assesses recoverability of the carrying value of the asset by estimating the future net cash flows expected to result from the asset, including eventual disposition.  If the future net cash flows are less than the carrying value of the asset, an impairment loss is recorded equal to the difference between the asset’s carrying value and fair value. At April 30, 2007 the Company’s evaluation determined a $4,216,000 provision for impairment on its other intangible assets (certain older items in its “Music Library”) and no impairment on its fixed assets for the year then ended.

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

AMERICAN SOUTHWEST MUSIC DISTRIBUTION, INC.

(FORMERLY KNOWN AS GL ENERGY AND EXPLORATION, INC.)

 (A DEVELOPMENT STAGE COMPANY)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 3 – GOING CONCERN

As shown in the accompanying consolidated financial statements, the Company incurred recurring net losses totaling $9,839,355 as a development stage entity for the period from inception (July 1, 2004) through July 31, 2007. The Company has an accumulated deficit of $11,233,756 and a deficiency in working capital of $3,280,680 as of July 31, 2007.  These conditions raise substantial doubt as to the Company’s ability to continue as a going concern.  Management is trying to raise additional capital through sales of stock or loan financing arrangements.  The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

NOTE 4 – INCOME TAXES

The Company incurred no federal income tax expense for the three month periods ended July 31, 2007 and 2006, and for the period from inception (July 1, 2004) to July 31, 2007.  The Company has net operating loss carryforwards available of $9,839,355 to offset future net income. Due to uncertainty surrounding the realization of the favorable tax attributes in future tax returns, the Company has placed a full valuation allowance against its net deferred tax asset.  At such time as it is determined that it is more likely than not that the deferred tax asset is realizable, the valuation allowance will be reduced.  Furthermore, the net operating loss carry forward may be subject to further limitation pursuant to Section 382 of the Internal Revenue Code.

The cumulative net operating loss carryforward will expire in accordance with the following schedule:

April 30, 2025	$117,246
2026	1,954,094
2027	6,744,310
2028	1,023,705
$9,839,355

Deferred income taxes consist of the following:

Deferred tax assets	$3,345,381
Less: valuation allowance	3,345,381
$--

AMERICAN SOUTHWEST MUSIC DISTRIBUTION, INC.

(FORMERLY KNOWN AS GL ENERGY AND EXPLORATION, INC.)

 (A DEVELOPMENT STAGE COMPANY)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 5 – NOTES AND LOANS PAYABLE

Details regarding notes and loans payable follow below:

Stockholders and the entities owned by them:	July 31, 2007	April 30, 2007

Donald Byers, former President and Chairman of the Board of pre-merger GL Energy and Exploration, Inc. and a holder of approximately 2,134,000

(after 74:1 reverse stock split) and 16,190,000 (before 74:1 reverse stock split)

 of the post-merger entity’s $.001 par value common shares at July 31, 2007 and April 30, 2007, respectively:

Unsecured $101,180 loans payable to Don Byers.  The loans are due on demand and accrue interest at 10% per annum.  In December 2006 $42,680 of the principal balance plus $3,893 of accrued interest was converted into 58,824 shares of the Company’s common stock.  A loss on conversion of $9,898 was recorded on the transaction.

In addition, in December 2006  $35,000 of the principal balance plus $14,914 of accrued interest was converted into 55,305 shares of the Company’s common stock. A loss on

conversion of $3,179 was recorded during the year ended April 30, 2007 on the transactions         (See (Note 12), leaving a balance of $23,500 due.

	$23,500	$23,500

Unsecured $25,000 loans payable to Don Byers. The loans resulted from accounting and legal fees paid on behalf of the Company in October 2006. The loans are due on demand and currently are non-interest bearing.	25,000	25,000

AMERICAN SOUTHWEST MUSIC DISTRIBUTION, INC.

(FORMERLY KNOWN AS GL ENERGY AND EXPLORATION, INC.)

 (A DEVELOPMENT STAGE COMPANY)

 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 5 – NOTES AND LOANS PAYABLE (CONTINUED)

Stockholders and the entities owned by them:	July 31, 2007	April 30, 2007

	$48,500	$48,500
Other Stockholders

Unsecured $37,500 loan payable to Chris Lotito, a minority shareholder. The loan is due on demand and accrue interest at 10% per annum. It continues to accrue interest.	37,500	37,500

Notes and loans payable, stockholders and the entities owned by them	86,000	86,000

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

	750,000	750,000

$150,000 unrelated third party note dated September 20, 2006 held by Generation Leasing, LLC. The note was due and payable on December 31, 2006. The note called for a monthly payment of $1,875, which represented interest only calculated on an annual interest rate of 15%. Interest continues to accrue on this now defaulted note payable. All assets of the Company, including intangibles, patents, and purchase contracts, are pledged as security for repayment.	150,000	150,000

$100,000 unrelated third party note dated October 19, 2006 held by Mark Villi. The note was due and payable on November 24, 2006. The note accrues interest at a rate of 10% per annum. Interest continues to accrue on this now defaulted note payable.	100,000	100,000

AMERICAN SOUTHWEST MUSIC DISTRIBUTION, INC.

(FORMERLY KNOWN AS GL ENERGY AND EXPLORATION, INC.)

 (A DEVELOPMENT STAGE COMPANY)

 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 5 – NOTES AND LOANS PAYABLE (CONTINUED)

Other unrelated third parties (continued)

	July 31, 2007	April 30, 2007

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

	$150,000	$150,000

$50,000 unrelated third party note dated July 12, 2006 held by Visionet Television Network, Inc. The note was due and payable on January 12, 2007 and accrues interest at a rate of 15%. Interest continues to accrue on this now defaulted note payable. The note is personally guaranteed by David Michery, the Company’s Chief Executive Officer.	50,000	50,000

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

	38,000	38,000

$37,000 unrelated third party note dated August 6, 2006 held by Alex Jaramishian. The note was due and payable on November 6, 2006 and accrues interest at a rate of 15%. interest continues to accrue on this now defaulted note payable.	32,000	32,000

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

AMERICAN SOUTHWEST MUSIC DISTRIBUTION, INC.

(FORMERLY KNOWN AS GL ENERGY AND EXPLORATION, INC.)

 (A DEVELOPMENT STAGE COMPANY)

 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 5 – NOTES AND LOANS PAYABLE (CONTINUED)

Other unrelated third parties (continued)

	July 31, 2007	April 30, 2007
$25,000 unrelated third party note dated June 15, 2006 held by David Magallanes. The note was due and payable on September 15, 2006 and accrues interest at a rate of 15%. Interest continues to accrue on this now defaulted note payable.	$20,000	$20,000

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

	10,000	10,000

$18,000 unrelated third party note dated November 20, 2006 held by Generation Leasing, LLC. The note was due and payable on December 20, 2006 and accrues interest at a rate of 15%. Interest continues to accrue on this now defaulted note payable.	18,000	18,000

$44,500 unrelated third party note dated January 1, 2007 held by Alex Jaramishian. The note was due and payable on February 1, 2007 and accrues interest at a rate of 15%. Interest continues to accrue on this now defaulted note payable.	44,500	44,500

$60,000 unrelated third party note dated March 27, 2007 held by Generation Leasing, LLC. The note is due and payable on June 30, 2007 and accrues interest at a rate of 15%. The Company defaulted on the note on the June 30, 2007 due date. Interest continues to accrue on this now defaulted note payable.	60,000	60,000

Notes and loans payable, others – unrelated third parties	1,447,500	1,447,500

	$1,533,500	$1,533,500

AMERICAN SOUTHWEST MUSIC DISTRIBUTION, INC.

(FORMERLY KNOWN AS GL ENERGY AND EXPLORATION, INC.)

 (A DEVELOPMENT STAGE COMPANY)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 5 – NOTES AND LOANS PAYABLE (CONTINUED)

Accounts payable and accrued expenses payable at July 31, 2007 and April 30, 2007 includes $15,502 and $13,965, respectively of accrued interest payable to Company stockholders and entities owned by them.  Accounts payable and accrued expenses payable at July 31, 2007 and April 30, 2007 includes $193,029 and $144,319 of accrued interest payable to unrelated parties, respectively.

Interest expense incurred by the Company to Company stockholders and entities owned by them was $1,537 and $5,091 for the three months ended July 31, 2007 and 2006, respectively, and $35,314 for the period from inception of the development stage (July 1, 2004) to July 31, 2007.  Interest expense incurred by the Company to unrelated third parties was $48,709 and $51,308 for the three months ended July 31, 2007 and 2006, respectively and $273,700 for the period from inception of the development stage (July 1, 2004) to July 31, 2007.

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

The Company entered into a new lease for office space located in West Hollywood, California, which commenced November 2005 and which was to expire on October 31, 2007.  The landlord agreed to terminate the lease in June 2007 and the lease was settled by the Company for a final payment of $3,370, the amount originally paid to the landlord as a security deposit under the lease. The $3,370 was charged to rent expense by the Company during the three months ended July 31, 2007.

Rent expense incurred by the Company was $3,370 and $4,780 for the three months ended July 31, 2007 and 2006,  respectively, and $67,409 for the period from inception of the development stage (July 1, 2004) to July 31, 2007.

The Company now operates on a rent free basis from the personal residence of Kent Puckett, CFO of the Company.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 7 – RELATED PARTY TRANSACTIONS (CONTINUED)

(C)

 RELATED PARTY CONSULTING FEES AND SERVICES

The Company incurred related party consulting fees and services of $532,653 and $5,825 for  the three months  ended July 31, 2007 and 2006, respectively, and $690,140 for the period from inception, (July 1, 2004) to July 31, 2007 to David Michery, CEO of American Southwest. He was issued 9,600,000 shares of the Company’s $.001 common stock subject to Rule 144. The Company recorded a non-cash expense of $480,000 for the three months ended July 31, 2007 related to this issuance, based on the trading price of Company shares on the issuance date.

The Company incurred related party consulting fees and services of $120,000 and $0 for  the three months  ended July 31, 2007 and 2006, respectively, and $180,000  for the period from inception, (July 1, 2004) to July 31, 2007  to Kent Puckett, CFO of American Southwest. He was issued 2,400,000 shares of the Company’s $.001 common stock subject to Rule 144. The Company recorded a non-cash expense of $120,000 for the three months ended July 31, 2007 related to this issuance, based on the trading price of Company shares on the issuance date.

The Company incurred related party consulting fees and services of $0 for both of the three months periods ended July 31, 2007 and 2006,  and  $42,500 for the period from inception, (July 1, 2004) to July 31, 2007 to Marcus Sanders, former COO of American Southwest.

The Company incurred related party consulting fees and services of $0 for both of the three months periods ended July 31, 2007 and 2006,  and $58,500 for the period from inception, (July 1, 2004) to July 31, 2007 to Robert Guillerman, former President of American Southwest.

The Company incurred related party consulting fees and services of $0 and $60,000 for the three months periods ended July 31, 2007 and 2006, respectively, and  $60,000 for the period from inception, (July 1, 2004) to July 31, 2007  to Chris Lotito, a minority shareholder (See Note 5 for a note payable also owed to him). Chris Lotito was issued 2,000,000 shares of the Company’s $.001 common stock subject to Rule 144. The Company recorded a non-cash expense of $60,000 during the three months ended July 31, 2006 related to this issuance, based on the trading price of Company shares on the issuance date.

The Company also incurred related party consulting fees and services of $0 for both of the three months periods ended July 31, 2007 and 2006, respectively,  and $590,000 for the period from inception, (July 1, 2004) to July 31, 2007 to Brian Gonzales. He was issued 2,500,000 shares of the Company’s $.001 common stock subject to Rule 144. The Company recorded a non-cash expense of $565,000 during the year ended April 30, 2007 related to this issuance, based on the trading price of Company shares on the issuance date.

The Company incurred related party consulting fees and services of $0 for both of the three months periods ended July 31, 2007 and 2006,  and $113,250 for the period from inception, (July 1, 2004) to July 31, 2007 respectively  to Bob Munro. He was issued 75,000 shares of the Company’s $.001 common stock subject to Rule 144. The Company recorded a non-cash expense of $113,250 during the year ended April 30, 2007 related to this issuance, based on the trading price of Company shares on the issuance date.

The Company incurred related party consulting fees and services of $ 0 for both of the three months periods ended July 31, 2007 and 2006, respectively and $655,596 for the period from inception, (July 1, 2004) to July 31, 2007.  He was issued 447,352 shares of the Company’s $.001 common stock subject to Rule 144. The Company recorded a non-cash expense of $655,596 during the year ended April 30, 2007 related to this issuance, based on the trading price of Company shares on the issuance date.

AMERICAN SOUTHWEST MUSIC DISTRIBUTION, INC.

(FORMERLY KNOWN AS GL ENERGY AND EXPLORATION, INC.)

 (A DEVELOPMENT STAGE COMPANY)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 7 – RELATED PARTY TRANSACTIONS (CONTINUED)

(C)

 RELATED PARTY CONSULTING FEES AND SERVICES

Accordingly, related party consulting fees and services totaled $600,000 and $65,825 for the three months ended July 31, 2007 and 2006, respectively.  In addition, related party consulting fees and services totaled $2,540,166 for the period from inception of the development stage (July 1, 2004) to July 31, 2007.  Related party consulting fees and services since inception of $2,540,166 includes the $150,000 incurred to Donald Byers described in (B) above.

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

On July 12, 2006 American Southwest reached a settlement with Vestcom whereby American Southwest agreed to pay Vestcom as follow: $500,000, which represents the principal amount of the above loan made by Vestcom on or about July 3, 2003, plus interest thereon at the rate of 9.5% from July 3, 2003 through to the closing date of the settlement.  The closing date of the settlement was expected to be no later than September 15, 2006. In addition, American Southwest agreed to pay to Vestcom $360,000 as a supplemental damages payment and $250,000 for legal fees and expenses incurred by Vestcom. At July 31, 2007, the total amount reflected as liability for the legal settlement in the Balance Sheet is $1,303,958, which includes accrued interest to that date.  A commensurate loss has been reflected in the Company’s consolidated statement of operations for the period from inception of the development stage (July 1, 2004) to July 31, 2007, since the Company is absorbing the loss on behalf of the entity formerly owned by David Michery.

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

The company’s ability to exploit the Music Catalogue received from Celestial was dependent on a rescheduled  Settlement closing taking place and the Company’s meeting a new schedule of payments as due, in particular the $150,000 or  a re-determined amount due at closing and the $250,000 originally due in January 1, 2007 (or a re-determined amount) at a similar interval after the closing date, unless the entire obligation is successfully refinanced. As discussed in the “Summary of Accounting Policies” under “Impairment of Long-Lived and Other Intangible Assets” the Company determined to take a significant provision for a loss on an impairment of certain of its “Music Catalog ” during the year ended April 30, 2007, since a substantial portion of the Catalog was from the “Celestial Library .“

NOTE 8 – STOCK INCENTIVE PLAN

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

During 2004, 3,000,000 one year options were granted to two consultants.  The exercise price was $.01 and all 3,000,000 vested immediately.  The options were exercised prior to the effective date of the merger and reflected in the pre-merged entities financial statements. No options were granted during the three month periods ended July 31, 2007 or 2006 or for either of the years ended April 30, 2007 and 2006 and, accordingly, there are no options outstanding at July 31, 2007.

AMERICAN SOUTHWEST MUSIC DISTRIBUTION, INC.

(FORMERLY KNOWN AS GL ENERGY AND EXPLORATION, INC.)

 (A DEVELOPMENT STAGE COMPANY)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 9 – EQUITY PERFORMANCE PLANS

In November 2006, the Board of Directors of American Southwest adopted a 2006 Equity Compensation Plan under which 10,000,000 shares of the American Southwest’s common stock have been reserved for issuance to employees, officers, directors and consultants whose past, present and/or potential contributions to the American Southwest have been, or will be important to the success of the Company.  As of July 31, 2007, 5,500,000 common shares have been issued under this plan. (See Note 12 for the details for the individual issuance).

In February 2004, the Board of Directors of GL Energy adopted a 2004 Equity Performance Plan under which 10,000,000 shares of GL Energy’s common stock have been reserved for issuance to employees, officers, directors and consultants whose past, present and/or potential contributions to GL Energy have been, or will be important to the success of GL Energy.  As of July 31, 2007, 6,000,000 common shares have been issued under this plan (See Note 7 (C) and Note 12 for the details for the individual issuance).

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

NOTE 12 - EQUITY TRANSACTIONS

Stock Issued for Services

On September 15, 2006, Bryan T. Gonzales was issued 2,000,000 shares of the Company's $.001 common stock under the Company’s S-8 registration statement. The Company recorded a non-cash expense of $60,000 for the quarter ended October 31, 2006 related to this issuance, based on the trading price of Company shares on the issuance date.

On September 15, 2006, Evergreen Marketing, Inc. was issued 2,000,000 shares of the Company's $.001 common stock subject to Rule 144. The Company recorded a non-cash expense of $60,000 for the quarter ended October 31, 2006 related to this issuance, based on the trading price of Company shares on the issuance date.

On September 15, 2006, Chris Lotito, a minority shareholder, was issued 2,000,000 shares of the Company's $.001 common stock, 1,500,000 of which were issued under the Company’s S-8 registration statement and 500,000 of which are subject to Rule 144. The Company recorded a non-cash expense of $60,000 for the quarter ended October 31, 2006 related to this issuance, based on the trading price of Company shares on the issuance date.

AMERICAN SOUTHWEST MUSIC DISTRIBUTION, INC.

(FORMERLY KNOWN AS GL ENERGY AND EXPLORATION, INC.)

 (A DEVELOPMENT STAGE COMPANY)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 12 - EQUITY TRANSACTIONS  (CONTINUED)

Stock Issued for Services (Continued)

The Company also incurred related party consulting fees and services of $530,000 during the third quarter of the year ended April 30, 2007 to Brian Gonzales. He was issued 500,000 shares of the Company’s $.001 common stock subject to Rule 144. The Company recorded a non-cash expense of $505,000 during the quarter ended January 31, 2007 related to this issuance, based on the trading price of Company shares on the issuance date.

The Company incurred related party consulting fees and services of $113,250 during the third quarter of year ended April 30, 2007 to Bob Munro. He was issued 75,000 shares of the Company’s $.001 common stock subject to Rule 144. The Company recorded a non-cash expense of $113,250 during the quarter ended January 31, 2007 related to this issuance, based on the trading price of Company shares on the issuance date.

The Company incurred related party consulting fees and services of $655,596 during the year ended April 30, 2007 to Don Byers. He was issued 447,352 shares of the Company’s $.001 common stock subject to Rule 144. The Company recorded a non-cash expense of $655,596 for the year ended April 30, 2007 related to this issuance, based on the trading price of Company shares on the issuance date.

The Company incurred legal fees of $60,400 during the year ended April 30, 2007 to Spectrum Law Group.  They were issued 40,000 shares of the Company’s $.001 common stock subject to Rule 144. The Company recorded a non-cash expense of $60,400 for the year ended April 30, 2007 related to this issuance, based on the trading price of Company shares on the issuance date.

The Company incurred consulting fees and services of $13,500 during the year ended April 30, 2007 to David Magallanes. He was issued 100,000 shares of the Company’s $.001 common stock subject to Rule 144. The Company recorded a non-cash expense of $13,500 for the year ended April 30, 2007 related to this issuance, based on the trading price of Company shares on the issuance date.

The Company incurred consulting fees and services of $67,500 during the year ended April 30, 2007 to Peter Van Brunt. He was issued 500,000 shares of the Company’s $.001 common stock subject to Rule 144. The Company recorded a non-cash expense of $67,500 for the year ended April 30, 2007 related to this issuance, based on the trading price of Company shares on the issuance date.

The Company incurred consulting fees and services of $480,000 during the three months ended July 31, 2007 to David Michery. He was issued 9,600,000 shares of the Company’s $.001 common stock subject to Rule 144. The Company recorded a non-cash expense of $480,000 for the three months ended July 31, 2007 related to this issuance, based on the trading price of Company shares on the issuance date.

The Company incurred consulting fees and services of $120,000 during the three months ended July 31, 2007 to David Michery. He was issued 2,400,000 shares of the Company’s $.001 common stock subject to Rule 144. The Company recorded a non-cash expense of $120,000 for the three months ended July 31, 2007 related to this issuance, based on the trading price of Company shares on the issuance date.

The Company incurred consulting fees and services of $100,000 during the three months ended July 31, 2007 to Edward Azar. He was issued 2,000,000 shares of the Company’s $.001 common stock subject to Rule 144. The Company recorded a non-cash expense of $100,000 for the three months ended July 31, 2007 related to this issuance, based on the trading price of Company shares on the issuance date.

AMERICAN SOUTHWEST MUSIC DISTRIBUTION, INC.

(FORMERLY KNOWN AS GL ENERGY AND EXPLORATION, INC.)

 (A DEVELOPMENT STAGE COMPANY)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 12 - EQUITY TRANSACTIONS  (CONTINUED)

The Company incurred consulting fees and services of $100,000 during the three months ended July 31, 2007 to Peter Kolacz. He was issued 2,000,000 shares of the Company’s $.001 common stock subject to Rule 144. The Company recorded a non-cash expense of $100,000 for the three months ended July 31, 2007 related to this issuance, based on the trading price of Company shares on the issuance date.

The Company incurred consulting fees and services of $50,000 during the three months ended July 31, 2007 to Brian Conrad. He was issued 1,000,000 shares of the Company’s $.001 common stock subject to Rule 144. The Company recorded a non-cash expense of $50,000 for the three months ended July 31, 2007 related to this issuance, based on the trading price of Company shares on the issuance date.

The Company incurred consulting fees and services of $25,000 during the three months ended July 31, 2007 to Canaccord Capital Corporation. He was issued 500,000 shares of the Company’s $.001 common stock subject to Rule 144. The Company recorded a non-cash expense of $25,000 for the three months ended July 31, 2007 related to this issuance, based on the trading price of Company shares on the issuance date.

AMERICAN SOUTHWEST MUSIC DISTRIBUTION, INC.

(FORMERLY KNOWN AS GL ENERGY AND EXPLORATION, INC.)

 (A DEVELOPMENT STAGE COMPANY)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 12 - EQUITY TRANSACTIONS (CONTINUED)

Debt Plus Accrued Interest Converted Into Stock

During the year ended April 30, 2007 the Company converted an aggregate of $143,281 of loans, certain of which loans are discussed in Note 5, plus related aggregate accrued interest of $10,492 due to Donald Byers into 199,739 shares of the Company’s $.001 common stock valued at a total of $191,749 based on the trading price of Company shares on the issuance date.  A loss of debt conversion of $37,976 was recorded in the statement of operations for the year ended April 30, 2007 as part of the transaction.

During the year ended April 30, 2007 the Company converted $10,800 of loans plus accrued interest of $3,798 due to Northern Business Consultants, Ltd. into 16,811 shares of the Company’s $.001 common stock valued at a total of $16,139 based on the trading price of Company shares on the issuance date.  A loss of debt conversion of $1,541 was recorded in the statement of operations for the year ended April 30, 2007 as part of the transaction.

During the year ended April 30, 2007 the Company converted $43,952 of loans plus accrued interest of $12,843 due to Three Sisters Investment Corporation into 65,184 shares of the Company’s $.001 common stock valued at a total of $62,577 based on the trading price of Company shares on the issuance date.  A loss of debt conversion of $5,782 was recorded in the statement of operations for the year ended April 30, 2007 as part of the transaction.

During the year ended April 30, 2007 the Company converted $24,409 of loans plus accrued interest of $2,227 due to Wellstar International into 28,717 shares of the Company’s $.001 common stock valued at a total of $27,569 based on the trading price of Company shares on the issuance date.  A loss of debt conversion of $933 was recorded in the statement of operations for the year ended April 30, 2007 as part of the transaction.

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

ITEM 2 –MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS

The following discussion and analysis should be read in conjunction with our unaudited condensed financial statements and related notes included in this report.  This report contains “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995.  The statements contained in this report that are not historic in nature, particularly those that utilize terminology such as “may,” “should,” “expects,” “anticipates,” “estimates,” “believes,” or “plans” or comparable terminology are forward-looking statements based on current expectations and assumptions.

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

Financial Condition and Changes in Financial Condition

We had no revenues for the quarter ended July 31, 2007 or since inception.

We incurred $961,583 in operating expenses and $62,122 in other costs and expenses for the three month period ended July 31, 2007 as compared to $243,425 in operating expenses and $40,774 in other costs and expenses for the comparable period in 2006. We incurred consulting fees to related parties of $652,653 and incurred $275,000 in other consulting services to unrelated parties for various services rendered in conjunction with the implementation of the Company’s business for the current year quarter. Almost all of these fees were non-cash in nature and were settled through the issuance of common stock. Current quarter general and administrative expenses totaled $28,767 and were incurred primarily for legal, accounting services, rent and general business expenditures. During the July 31, 2006 quarter, we incurred $65,825 in related party consulting fees and $153,376 in general and administrative expenses. Current quarter interest expense was $50,248 versus $28,900 for the prior year quarter. In addition, the Company incurred in $11,874 for the current and prior year quarters for loss incurred on legal settlement by Company on behalf of entity formerly owned by significant Company stockholder.

Liquidity and Capital Resources:

We remain a development stage company. Since our inception, we have had minimum working capital to fund our operations.  In order to pay the expenses of its operations, we have relied on third-party loans and loans from shareholders and the issuance of common stock for services provided. As a result, we have incurred debt in the total amount of $1,533,500 to pay our expenses.  In addition, we owe $1,303,958 to Vestcom, Ltd. as result of a legal settlement and $443,222 for other account payables and accrued expenses. Our working capital deficit at July 31, 2007 was $3,280,680.  We had cash of $0 at July 31, 2007.

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

We carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of July 31, 2007. This evaluation was carried out under the supervision and with the participation of our management, including our chief executive officer and chief financial officer. Based upon the evaluation, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures were of limited effectiveness at the reasonable assurance level at such date.

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

On July 12, 2006 American Southwest reached a settlement with Vestcom whereby American Southwest agreed to pay Vestcom as follow: $500,000, which represents the principal amount of the above loan made by Vestcom on or about July 3, 2003, plus interest thereon at the rate of 9.5% from July 3, 2003 through to the closing date of the settlement.  The closing date of the settlement was expected to be no later than September 15, 2006. In addition, American Southwest agreed to pay to Vestcom $360,000 as a supplemental damages payment and $250,000 for legal fees and expenses incurred by Vestcom. At July 31, 2007, the total amount reflected as liability for the legal settlement in the Balance Sheet is $1,303,958, which includes accrued interest to that date.  A commensurate loss has been reflected in the Company’s consolidated statement of operations for the period from inception of the development stage (July 1, 2004) to July 31, 2007, since the Company is absorbing the loss on behalf of the entity formerly owned by David Michery.

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

The company’s ability to exploit the Music Catalogue received from Celestial was dependent on a rescheduled  Settlement closing taking place and the Company’s meeting a new schedule of payments as due, in particular the $150,000 or  a re-determined amount due at closing and the $250,000 originally due in January 1, 2007 (or a re-determined amount) at a similar interval after the closing date, unless the entire obligation is successfully refinanced. As discussed in the “Summary of Accounting Policies” under “Impairment of Long-Lived and Other Intangible Assets” the Company determined to take a significant provision for a loss on an impairment of certain of its “Music Catalog ” during the year ended April 30, 2007, since a substantial portion of the Catalog was from the “Celestial Library .“

ITEM 2 – UNREGISTERED SALES OF EQUITY SECURITIES

During the quarter ended July 31, 2007, the Company issued 9,600,000 shares of the Company’s $.001 common stock subject to Rule 144 to David Michery, CEO of American Southwest for accrued but unpaid salary compensation. The Company recorded a non-cash expense of $480,000 for the three months ended July 31, 2007 related to this issuance, based on the trading price of Company shares on the issuance date.

During the quarter ended July 31, 2007, the Company issued 2,400,000 shares of the Company’s $.001 common stock subject to Rule 144 to Kent Puckett, CFO of American Southwest for consulting services. The Company recorded a non-cash expense of $120,000 for the three months ended July 31, 2007 related to this issuance, based on the trading price of Company shares on the issuance date.

The Company incurred consulting fees and services of $100,000 during the three months ended July 31, 2007 to Edward Azar. He was issued 2,000,000 shares of the Company’s $.001 common stock subject to Rule 144. The Company recorded a non-cash expense of $100,000 for the three months ended July 31, 2007 related to this issuance, based on the trading price of Company shares on the issuance date.

The Company incurred consulting fees and services of $100,000 during the three months ended July 31, 2007 to Peter Kolacz. He was issued 2,000,000 shares of the Company’s $.001 common stock subject to Rule 144. The Company recorded a non-cash expense of $100,000 for the three months ended July 31, 2007 related to this issuance, based on the trading price of Company shares on the issuance date.

The Company incurred consulting fees and services of $50,000 during the three months ended July 31, 2007 to Brian Conrad. He was issued 1,000,000 shares of the Company’s $.001 common stock subject to Rule 144. The Company recorded a non-cash expense of $50,000 for the three months ended July 31, 2007 related to this issuance, based on the trading price of Company shares on the issuance date.

The Company incurred consulting fees and services of $25,000 during the three months ended July 31, 2007 to Canaccord Capital Corporation. The company issued 500,000 shares of the Company’s $.001 common stock subject to Rule 144. The Company recorded a non-cash expense of $25,000 for the three months ended July 31, 2007 related to this issuance, based on the trading price of Company shares on the issuance date.

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

AMERICAN SOUTHWEST MUSIC DISTRIBUTION, INC.

September 19, 2007	/s/ David Michery
David Michery.
President and Chief Executive Officer
(Principal Executive Officer)

September 19, 2007	/s/ Kent Puckett
Kent Puckett Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)