Form 10QSB
period 2007-10-31
American Southwest Music Distribution, Inc
filed 2007-12-20
CIK 1122771

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington D.C. 20549

FORM 10-QSB

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended October 31, 2007

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

APPLICABLE ONLY TO CORPORATE ISSUERS

As of December 10, 2007, 31,047,522 shares of our common stock were outstanding.

Transitional Small Business Disclosure Format:    Yes  ☐    No  ☒

PART 1:  FINANCIAL INFORMATION

AMERICAN SOUTHWEST MUSIC DISTRIBUTION, INC.
(FORMERLY KNOWN AS GL ENERGY AND EXPLORATION, INC.)
( A DEVELOPMENT STAGE COMPANY)
CONSOLIDATED BALANCE SHEETS

	October 31, 2007	April 30, 2007
ASSETS
Current assets:
Cash	$-	$5
Fixed assets:
Equipment	43,266	43,266
Furniture and fixtures	42,488	42,488
Leasehold improvements	7,000	7,000
	92,754	92,754
Accumulated depreciation	(59,466)	(49,140)
Total fixed assets	33,288	43,614

Other assets:
Music catalog, net of accumulated amortization of $0	299,983	299,983
Security deposits	-	3,370
Total other assets	299,983	303,353

TOTAL ASSETS	$333,271	$346,972

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Liabilities:
Current liabilities:
Accounts payable and accrued expenses payable	$493,741	$374,930
Liability for legal settlement by Company on behalf of entity formerly owned by significant Company stockholder	1,315,833	1,292,083
Notes and loans payable, stockholders and entities owned by them	86,000	86,000
Notes and loans payable, others – unrelated third parties	1,479,517	1,447,500
TOTAL LIABILITIES	3,375,091	3,200,513

Stockholders’ deficit:
Preferred stock - $0.001 par value; 5,000,000 shares authorized, 0 shares issued and outstanding	-	-
Common stock - $0.001 par value; 100,000,000 shares authorized, 31,047,522* and 11,547,522* issued and outstanding respectively	31,047	11,547
Additional paid-in capital	8,260,463	7,344,963
Deficit accumulated during the development stage	(11,333,330)	(10,210,051)
Total stockholders’ deficit	(3,041,820)	(2,853,541)
TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$333,271	$346,972

* Adjusted for 74:1 reverse split effective August 24, 2006

See the summary of significant accounting policies and the accompanying notes to the financial statements.

AMERICAN SOUTHWEST MUSIC DISTRIBUTION, INC.
(FORMERLY KNOWN AS GL ENERGY AND EXPLORATION, INC.)
( A DEVELOPMENT STAGE COMPANY)
CONSOLIDATED STATEMENTS OF OPERATIONS

EXPENSES	Three months ended October 31, 2007	Three months ended October 31, 2006	Six months ended October 31, 2007	Six months ended October 31, 2006	Inception (July 1, 2004) Through April 30, 2007	Inception (July 1, 2004) Through October 31, 2007
Consulting fees and services:
Related parties, including incurred through issuances of common stock of $600,000 and $0 for six months ended and $1,393,847 and $1,993,847 for periods from inception	$-	$74,122	$652,653	$139,947	$1,887,513	$2,540,166
Others, including incurred through issuances of common stock of $275,000 and $0 for six months ended and $141,000 and $416,000 for periods from inception	-	80,470	275,000	226,120	211,334	486,334
	-	154,592	927,653	366,067	2,098,847	3,026,500
General and administrative, including through issuance of common stock for legal fees of $60,400 and $60,400 for period from inception	31,973	195,954	60,740	203,680	764,760	825,500
Depreciation and amortization	5,163	29,900	10,326	54,124	138,960	149,286
Total expenses	37,136	380,446	998,719	623,871	3,002,567	4,001,286

Loss from operations	(37,136)	(380,446)	(998,719)	(623,871)	(3,002,567)	(4,001,286)

Other costs and expenses
Loss on impairment of certain titles in Music Catalog	-	-	-	-	(4,216,000)	(4,216,000)
Debt conversion costs	-	-	-	-	(46,232)	(46,232)
Loss incurred on legal settlement by Company on behalf of entity formerly owned by significant Company stockholder	(11,874)	(11,876)	(23,748)	(23,750)	(1,292,083)	(1,315,831)
Interest expense	(50,564)	(56,365)	(100,812)	(85,265)	(258,768)	(359,580)
Total other costs and expenses	(62,438)	(68,241)	(124,560)	(109,015)	(1,597,083)	(5,937,643)

NET LOSS	$(99,574)	$(448,687)	$(1,123,279)	$(732,886)	$(8,815,650)	$(9,938,929)

Net loss per share - basic and diluted (adjusted for 74:1 reverse split)	$(0.00)	$(0.53)	$(0.04)	$(0.80)	$(3.31)	$-

Weighted average shares outstanding:
Basic and diluted (adjusted for 74:1 reverse split)	25,726,850	838,996	28,387,176	917,739	2,664,619	-

See the summary of significant accounting policies and the accompanying notes to the financial statements.

AMERICAN SOUTHWEST MUSIC DISTRIBUTION, INC.
(FORMERLY KNOWN AS GL ENERGY AND EXPLORATION, INC.)
( A DEVELOPMENT STAGE COMPANY)
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
Period from July 1, 2004 (Inception) through October 31, 2007

							Deficit
							Accumulated
						Additional	During the
	Preferred Stock			Common Stock		Paid in	Development
	Shares	Amount		Shares	Amount	Capital	Stage	Total

Issuance of common stock to Company's founders in exchange for music catalog, furniture and fixtures, and equipment	-		$-	4,292	$4	$4,292,733	$	$4,292,737
Capital contribution				2		2,000		2,000
Net loss for period from inception (July 1, 2004) to April 30, 2005							(117,246)	(117,246)

Balance, April 30, 2005	-	$-		4,294	$4	$4,294,733	$(117,246)	$4,177,491
Recapitalization of common and preferred shares of GL Energy and Exploration, Inc. as acquiree in merger with Company as acquirer	23,980	24		59,972,748	59,973	1,091,044	(1,394,401)	(243,360)
Net loss							(1,954,094)	(1,954,094)
Balance, April 30, 2006	23,980	$24		59,977,042	$59,977	$5,385,777	$(3,465,741)	$1,980,037
Common stock issued for consulting fees and services				8,244,138	8,244	1,604,456		1,612,700
74:1 reverse stock split	-			(65,085,460)	(65,085)	65,085		-
Shares issued in settlement of notes and loans payable, stockholder's and entities owned by them				310,451	310	297,722		298,032
Preferred shares converted into common	(23,980)	(24)		8,101,351	8,101	(8,077)		-
Net loss							(6,744,310)	(6,744,310)
Balance, April 30, 2007	-	$-		11,547,522	$11,547	$7,344,963	$(10,210,051)	$(2,853,541)
Common stock issued for cash				2,000,000	2,000	58,000		60,000
Common stock issued for consulting fees and services				17,500,000	17,500	857,500		875,000
Net loss							(1,123,279)	(1,123,279)
Balance, October 31, 2007	-	$-		31,047,522	$31,047	$8,260,463	$(11,333,330)	$(3,041,820)

See the summary of significant accounting policies and the accompanying notes to the financial statements.

AMERICAN SOUTHWEST MUSIC DISTRIBUTION, INC.
(FORMERLY KNOWN AS GL ENERGY AND EXPLORATION, INC.)
( A DEVELOPMENT STAGE COMPANY)
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Six Months Ended October 31, 2007	Six Months Ended October 31, 2006	Inception (July 1, 2004) Through April 30, 2007	Inception (July 1, 2004) Through October 31, 2007
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(1,123,279)	$(732,886)	$(8,815,650)	$(9,938,929)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	10,326	54,124	139,140	149,466
Loss on impairment of certain titles in Music Catalog	-	-	4,216,000	4,216,000
Loss incurred on legal settlement by Company on behalf of entity formerly owned by significant Company stockholder	23,750	23,750	1,292,083	1,315,833
Common stock issued for consulting fees and services	875,000	180,000	1,595,247	2,470,247
Common stock issued for payment of general and administrative expenses paid on behalf of the Company	-	-	17,453	17,453
Debt conversion costs	-	-	46,232	46,232
Accounting and legal fees added to notes and loans payable, stockholders and entities owned by them	-	-	25,000	25,000
Net changes in:
Increase in prepaid interest	-	-	-
Decrease (increase) in security deposits	3,370	-	(3,370)	-
Increase in accounts and accrued expenses payable	118,811	123,481	378,769	497,580
NET CASH USED IN OPERATING ACTIVITIES	(92,022)	(351,531)	(1,109,096)	(1,201,118)

CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisition of music catalogs	-	(306,983)	(299,983)	(299,983)
Acquisition of leasehold improvements, furniture and equipment	-	(2,765)	(16,017)	(16,017)
NET CASH USED IN INVESTING ACTIVITIES	-	(309,748)	(316,000)	(316,000)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds of notes and loans payable, stockholders and entities owned by them	-	16,779	110,101	110,101
Repayment of notes and loans payable, stockholders and entities owned by them		-	-	-
Proceeds of notes and loans payable, others - unrelated third parties	32,017	644,500	1,323,000	1,355,017
Repayment of notes and loans payable, others - unrelated third parties	-		(10,000)	(10,000)
Common shares issued for cash	60,000	-	2,000	62,000
NET CASH PROVIDED BY FINANCING ACTIVITIES	92,017	661,279	1,425,101	1,517,118

NET CHANGE IN CASH	(5)	-	5	-

CASH AT BEGINNING OF PERIOD	5	-	-	-

CASH AT END OF PERIOD	$-	$-	$5	$-

See the summary of significant accounting policies and the accompanying notes to the financial statements.

AMERICAN SOUTHWEST MUSIC DISTRIBUTION, INC.
(FORMERLY KNOWN AS GL ENERGY AND EXPLORATION, INC.)
( A DEVELOPMENT STAGE COMPANY)
CONSOLIDATED STATEMENTS OF CASH FLOWS
(continued)

	Six Months Ended October 31, 2007	Six Months Ended October 31, 2006	Inception (July 1, 2004) Through April 30, 2007	Inception (July 1, 2004) Through October 31, 2007
Supplementary disclosures of cash flow information
Cash paid during the year for:
Income taxes	$-	$-	$-	$-
Interest expense	-	-	-	-

Non-cash operating, investing and financing activities:
Net assets (liabilities) acquired by Company as part of merger

Assets acquired:
Accounts receivable	$-	$-	$-	$-
Total assets acquired	$-	$-	$-	$-

Liabilities acquired:
Accounts and accrued expenses payable	$-	$-	$3,306	$3,306
Loans payable, shareholders	-	-	240,053	240,053
Total liabilities acquired	-	-	243,359	243,359
Net liabilities assumed	$-	$-	$(243,359)	$(243,359)

Change in Company's stockholders' equity
Preferred stock issued at par value	$-	$-	$24	$24
Common stock issued at par value	-	-	59,973	59,973
Increase in additional paid-in capital resulting from difference in value of shares exchanged between GL Energy and American Southwest Music Distribution, Inc.	-	-	1,091,044	1,091,044
Increase in accumulated deficit resulting from difference in value of shares exchanged between GL Energy and American Southwest Music Distribution, Inc.	-	-	(1,394,400)	(1,394,400)
	$-	$-	$(243,359)	$(243,359)

Common shares issued for music catalog	$-	$-	$4,216,000	$4,216,000
Common shares issued for furniture, fixtures, and equipment	$-	$-	$76,737	$76,737
Common shares issued for services	$-	$180,000	$1,595,247	$2,470,247

Common stock issued at par	$-	$-	$310	$310
Additional paid-in capital	$-	$-	$297,722	$297,722

	-	-	298,032	298,032

See the summary of significant accounting policies and the accompanying notes to the financial statements.

AMERICAN SOUTHWEST MUSIC DISTRIBUTION, INC.
(FORMERLY KNOWN AS GL ENERGY AND EXPLORATION, INC.)
( A DEVELOPMENT STAGE COMPANY)
CONSOLIDATED STATEMENTS OF CASH FLOWS
(continued)

	Six Months Ended October 31, 2007	Six Months Ended October 31, 2006	Inception (July 1, 2004) Through April 30, 2007	Inception (July 1, 2004) Through October 31, 2007
Notes and loans payable, stockholders and entities owned by them converted into common stock
Debt converted	-	-	222,441	222,441
Accrued interest payable on debt	-	-	29,359	29,359

	-		251,800	251,800

Excess of fair value of stock issued over debt converted - debt conversion costs	$-	$-	$(46,232)	$(46,232)

See the summary of significant accounting policies and the accompanying notes to the financial statements.

AMERICAN SOUTHWEST MUSIC DISTRIBUTION, INC.

(FORMERLY KNOWN AS GL ENERGY AND EXPLORATION, INC.)

 (A DEVELOPMENT STAGE COMPANY)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE A - ADJUSTMENTS

In the opinion of management, all adjustments consisting only of normal recurring adjustments  necessary  for  a  fair  statement  of (a)  results  of operations  for the three months and six  months  periods  ended October 31, 2007 and 2006 and for the period from inception (July 1, 2004) to October 31, 2007, (b) the financial  position at October 31, 2007, (c) the  statements of cash flows for the six month  periods  ended  October 31,  2007 and 2006 and for the period from inception (July 1, 2004) to October 31, 2007, and (d) the  changes  in stockholders'  deficit for the six month  period ended October 31, 2007 and for the period from inception (July 1, 2004) to October 31, 2007  have been made.  The results of operations for the three months and six months ended October 31, 2007 are not necessarily indicative of the results to be expected for the full year.

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

The Company's consolidated financial statements have been presented on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The liquidity of the Company has been adversely affected in recent years by significant losses from operations. As further discussed in Note 3, the Company incurred losses of $1,123,279 for the six months ended October 31, 2007 and losses for the period from the inception of their development stage (July 1, 2004) to October 31, 2007 of $9,938,929.

At October 31, 2007, the current consolidated Company has no cash reserves, with its current liabilities exceeding its cash by $3,375,091.

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

In February 2006, the FASB issued SFAS 155, “Accounting for Certain Hybrid Financial Instruments--an amendment of FASB Statements No. 133 and 140,” that allows a preparer to elect fair value measurement at acquisition, at issuance, or when a previously recognized financial instrument is subject to a re-measurement (new basis) event, on an instrument-by-instrument basis, in cases in which a derivative would otherwise have to be bifurcated. It also eliminates the exemption from applying Statement 133 to interests in securitized financial assets so that similar instruments are accounted for similarly regardless of the form of the instruments. This Statement is effective for all financial instruments acquired or issued after the beginning of an entity's first fiscal year that begins after September 15, 2006. The Company does not anticipate that the adoption of SFAS No. 155 will have an impact on the Company's overall results of operations or financial position.

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

Recent Accounting Pronouncements (Continued)

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

NOTE 3 – GOING CONCERN

As shown in the accompanying consolidated financial statements, the Company incurred recurring net losses totaling $9,938,929 as a development stage entity for the period from inception (July 1, 2004) through October 31, 2007. The Company has an accumulated deficit of $11,333,330 and a deficiency in working capital of $3,375,091 as of October 31, 2007. These conditions raise substantial doubt as to the Company’s ability to continue as a going concern.  Management is trying to raise additional capital through sales of stock or loan financing arrangements. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

NOTE 4 – INCOME TAXES

The Company incurred no federal income tax expense for the six month periods ended October 31, 2007 and 2006, and for the period from inception (July 1, 2004) to October 31, 2007.  The Company has net operating loss carry forwards available of $9,938,929 to offset future net income. Due to uncertainty surrounding the realization of the favorable tax attributes in future tax returns, the Company has placed a full valuation allowance against its net deferred tax asset.  At such time as it is determined that it is more likely than not that the deferred tax asset is realizable, the valuation allowance will be reduced.  Furthermore, the net operating loss carry forward may be subject to further limitation pursuant to Section 382 of the Internal Revenue Code.

AMERICAN SOUTHWEST MUSIC DISTRIBUTION, INC.

(FORMERLY KNOWN AS GL ENERGY AND EXPLORATION, INC.)

 (A DEVELOPMENT STAGE COMPANY)

CONSOLIDATED NOTES TO FINANCIAL STATEMENTS

NOTE 4 – INCOME TAXES (CONTINUED)

The cumulative net operating loss carryforward will expire in accordance with the following schedule:

April 30, 2025	$117,246
2026	1,954,094
2027	6,744,310
2028	1,123,279
$9,938,929

Deferred income taxes consist of the following:

Deferred tax assets	$3,379,236
Less: valuation allowance	3,379,236
$-

NOTE 5 – NOTES AND LOANS PAYABLE

Details regarding notes and loans payable follow below:

Stockholders and the entities owned by them:	October 31, 2007	April 30, 2007

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

AMERICAN SOUTHWEST MUSIC DISTRIBUTION, INC.

(FORMERLY KNOWN AS GL ENERGY AND EXPLORATION, INC.)

 (A DEVELOPMENT STAGE COMPANY)

 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 5 – NOTES AND LOANS PAYABLE (CONTINUED)

Stockholders and the entities owned by them:	October 31, 2007	April 30, 2007

	$48,500	$48,500
Other Stockholders

Unsecured $37,500 loan payable to Chris Lotito, a minority shareholder. The loan is due on demand and accrue interest at 10% per annum. It continues to accrue interest.	37,500	37,500

Notes and loans payable, stockholders and the entities owned by them	86,000	86,000

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

AMERICAN SOUTHWEST MUSIC DISTRIBUTION, INC.

(FORMERLY KNOWN AS GL ENERGY AND EXPLORATION, INC.)

 (A DEVELOPMENT STAGE COMPANY)

 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 5 – NOTES AND LOANS PAYABLE (CONTINUED)

Other unrelated third parties (continued)

	October 31, 2007	April 30, 2007

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

AMERICAN SOUTHWEST MUSIC DISTRIBUTION, INC.

(FORMERLY KNOWN AS GL ENERGY AND EXPLORATION, INC.)

 (A DEVELOPMENT STAGE COMPANY)

 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 5 – NOTES AND LOANS PAYABLE (CONTINUED)

Other unrelated third parties (continued)

	October 31, 2007	April 30, 2007
$25,000 unrelated third party note dated June 15, 2006 held by David Magallanes. The note was due and payable on September 15, 2006 and accrues interest at a rate of 15%. Interest continues to accrue on this now defaulted note payable.	$20,000	$20,000

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

$5,336 unrelated third party note dated September 19, 2007 held by John McConnaughy, Jr. The note is due and payable on December 14, 2007 and accrues interest at rate equal to the prime rate as published by the Wall Street Journal, Eastern Edition, plus one percent (1%), per annum. Holder may, at his option, upon notice to Maker given at any time or from time to time on or after December 15, 2007, convert the unpaid Principal Amount and any Interest thereon into that number of shares of Maker’s common stock, par value $.001 per share such that, immediately following the conversion, Holder beneficially owns not less than one-ninths (1/9) of the total issued and outstanding voting capital stock of Maker after giving effect to such conversion, provided that, in the event that the number of shares of Common Stock issued to Holder upon such conversion exceeds an amount equal to the Unpaid Amount divided by $.001 (the amount of such excess, the “Additional Common Stock”), as a condition to the issuance of the Additional Common Stock, Holder shall pay to Maker cash in an amount equal to the product of the number of shares of Additional Common Stock multiplied by $.001. (a)

	5,336	-

AMERICAN SOUTHWEST MUSIC DISTRIBUTION, INC.

(FORMERLY KNOWN AS GL ENERGY AND EXPLORATION, INC.)

 (A DEVELOPMENT STAGE COMPANY)

 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 5 – NOTES AND LOANS PAYABLE (CONTINUED)

Other unrelated third parties (continued)

	October 31, 2007	April 30, 2007

$26,681 unrelated third party note dated September 19, 2007 held by Alan Brown. The note is due and payable on December 14, 2007 and accrues interest at rate equal to the prime rate as published by the Wall Street Journal, Eastern Edition, plus one percent (1%), per annum. Holder may, at his option, upon notice to Maker given at any time or from time to time on or after December 15, 2007, convert the unpaid Principal Amount and any Interest thereon into that number of shares of Maker’s common stock, par value $.001 per share such that, immediately following the conversion, Holder beneficially owns not less than five-ninths (5/9) of the total issued and outstanding voting capital stock of Maker after giving effect to such conversion, provided that, in the event that the number of shares of Common Stock issued to Holder upon such conversion exceeds an amount equal to the Unpaid Amount divided by $.001 (the amount of such excess, the “Additional Common Stock”), as a condition to the issuance of the Additional Common Stock, Holder shall pay to Maker cash in an amount equal to the product of the number of shares of Additional Common Stock multiplied by $.001. (a)

	26,681	-

Notes and loans payable, others – unrelated third parties	1,479,517	1,447,500

	$1,565,517	$1,533,500

(a) The notes were to be two of a series of notes that are part of the Company’s Letter of Intent dated September 24, 2007 between the Company and AJ Creative Media (“AJ Creative”).  The Letter of Intent called for a forward triangular merger between AJ Creative and the Company with the Company being the surviving entity, and for AJ to pay an aggregate of $700,000 for not less than 90% of the Company’s issued and outstanding shares of Common Stock.

In October 2007 AJ Creative unilaterally withdrew from the transaction in writing.  The sole purpose of the loans represented by the two promissory notes was to facilitate the close of the Definitive Agreements described in the Letter of Intent, by paying on behalf of the Company professional fees necessary for the transaction.  The Company is treating the terms of the promissory notes as being void because the Optional Conversion Clause was eliminated when AJ Creative unilaterally withdrew from negotiations with the Company.

Most importantly, the Optional Conversion Clause states two conditions precedent that have not occurred, and in the Company’s opinion are very unlikely to occur, because the two holders are no longer interested in receiving control shares in the Company.  The first condition is that the Convertible Promissory Note holders must first elect to convert the "Unpaid Principal Amount and any Interest thereon (the "Unpaid Amount"), into that number of shares of Maker's common stock," and provide notice in writing of that election, to the Company.  That has not occurred to date.  Until such conversion, Holders shall not be deemed to be holders of record of the Common Stock issuable upon such conversion and the Promissory Note remains an ordinary past due debt.

Second, as a condition to the issuance of the Common Stock, if the value of the shares issuable upon conversion exceeds the value of the unpaid Principal Amount, the Holders must pay to the Company cash in an amount equal to the product of the number of shares of Additional Common Stock multiplied by $.001.  That has not occurred to date.  Until such payment, Holders shall not be deemed to be holders of record of the Common Stock issuable upon such conversion and the Promissory Note remains an ordinary past due debt.

Accounts payable and accrued expenses payable at October 31, 2007 and April 30, 2007 includes $17,040 and $13,965, respectively of accrued interest payable to Company stockholders and entities owned by them.  Accounts payable and accrued expenses payable at October 31, 2007 and April 30, 2007 includes $242,054 and $144,319 of accrued interest payable to unrelated parties, respectively.

AMERICAN SOUTHWEST MUSIC DISTRIBUTION, INC.

(FORMERLY KNOWN AS GL ENERGY AND EXPLORATION, INC.)

 (A DEVELOPMENT STAGE COMPANY)

 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 5 – NOTES AND LOANS PAYABLE (CONTINUED)

Interest expense incurred by the Company to Company stockholders and entities owned by them was $3,075 and $10,155 for the six months ended October 31, 2007 and 2006, respectively, and $36,852 for the period from inception of the development stage (July 1, 2004) to October 31, 2007.  Interest expense incurred by the Company to unrelated third parties was $97,735 and $75,110 for the six months October 31, 2007 and 2006, respectively and $322,726 for the period from inception of the development stage (July 1, 2004) to October 31, 2007.

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

The Company entered into a new lease for office space located in West Hollywood, California, which commenced November 2005 and which was to expire on October 31, 2007.  The landlord agreed to terminate the lease in June 2007 and the lease was settled by the Company for a final payment of $3,370, the amount originally paid to the landlord as a security deposit under the lease. The $3,370 was charged to rent expense by the Company during the six months ended October 31, 2007.

Rent expense incurred by the Company was $3,370 and $12,115 for the six months ended October 31, 2007 and 2006,  respectively, and $67,409 for the period from inception of the development stage (July 1, 2004) to October 31, 2007.

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

(C)

 RELATED PARTY CONSULTING FEES AND SERVICES

The Company incurred related party consulting fees and services of $532,653 and $63,447 for the six months ended October 31, 2007 and 2006, respectively, and 690,140 for the period from inception (July 1, 2004) to October 31, 2007 to David Michery, CEO of American Southwest. He was issued 9,600,000 shares of the Company’s $.001 common stock subject to Rule 144. The Company recorded a non-cash expense of $480,000 for the six months ended October 31, 2007 related to this issuance, based on the trading price of Company shares on the issuance date.

The Company incurred related party consulting fees and services of $120,000 and $0 for the six months ended October 31, 2007 and 2006, respectively, and 180,000 for the period from inception (July 1, 2004) to October 31, 2007 to Kent Puckett, CFO of American Southwest. He was issued 2,400,000 shares of the Company’s $.001 common stock subject to Rule 144. The Company recorded a non-cash expense of $120,000 for the six months ended October 31, 2007 related to this issuance, based on the trading price of Company shares on the issuance date.

The Company incurred related party consulting fees and services of $0 for both of the six months periods ended October 31, 2007 and 2006, respectively,  and  $42,500 for the period from inception, (July 1, 2004) to October 31, 2007 to Marcus Sanders, former COO of American Southwest.

The Company incurred related party consulting fees and services of $0 and $16,500 for the six months ended October  31, 2007 and 2006, respectively  and $58,500 for the period from inception, (July 1, 2004) to October 31, 2007 to Robert Guillerman, former President of American Southwest.

AMERICAN SOUTHWEST MUSIC DISTRIBUTION, INC.

(FORMERLY KNOWN AS GL ENERGY AND EXPLORATION, INC.)

 (A DEVELOPMENT STAGE COMPANY)

 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 7 – RELATED PARTY TRANSACTIONS (CONTINUED)

(C)

 RELATED PARTY CONSULTING FEES AND SERVICES (CONTINUED)

The Company incurred related party consulting fees and services of $0 and $60,000 for the six months periods ended October 31, 2007 and 2006, respectively, and  $60,000 for the period from inception, (July 1, 2004) to October 31, 2007  to Chris Lotito, a minority shareholder (See Note 5 for a note payable also owed to him). Chris Lotito was issued 2,000,000 shares of the Company’s $.001 common stock subject to Rule 144. The Company recorded a non-cash expense of $60,000 during the six months ended October 31, 2006 related to this issuance, based on the trading price of Company shares on the issuance date.

The Company also incurred related party consulting fees and services of $0 for both of the three months periods ended July 31, 2007 and 2006, respectively,  and $590,000 for the period from inception, (July 1, 2004) to October 31, 2007 to Brian Gonzales. He was issued 2,500,000 shares of the Company’s $.001 common stock subject to Rule 144. The Company recorded a non-cash expense of $565,000 during the year ended April 30, 2007 related to this issuance, based on the trading price of Company shares on the issuance date.

The Company incurred related party consulting fees and services of $0 for both of the six months periods ended October 31, 2007 and 2006, respectively and $113,250 for the period from inception, (July 1, 2004) to October 31, 2007 respectively  to Bob Munro. He was issued 75,000 shares of the Company’s $.001 common stock subject to Rule 144. The Company recorded a non-cash expense of $113,250 during the year ended April 30, 2007 related to this issuance, based on the trading price of Company shares on the issuance date.

The Company incurred related party consulting fees and services of $ 0 for both of the six months periods ended October 31, 2007 and 2006, respectively and $655,596 for the period from inception, (July 1, 2004) to October 31, 2007.  He was issued 447,352 shares of the Company’s $.001 common stock subject to Rule 144. The Company recorded a non-cash expense of $655,596 during the year ended April 30, 2007 related to this issuance, based on the trading price of Company shares on the issuance date.

Accordingly, related party consulting fees and services totaled $600,000 and $139,947 for the six months ended October 31, 2007 and 2006, respectively.  In addition, related party consulting fees and services totaled $2,540,166 for the period from inception of the development stage (July 1, 2004) to October 31, 2007.  Related party consulting fees and services since inception of $2,540,166 includes the $150,000 incurred to Donald Byers described in (B) above.

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

 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 7 – RELATED PARTY TRANSACTIONS (CONTINUED)

(D)

LOSS INCURRED ON LEGAL SETTLEMENT ON BEHALF OF ENTITY FORMERLY OWNED BY SIGNIFICANT COMPANY STOCKHOLDER (CONTINUED)

On July 12, 2006 American Southwest reached a settlement with Vestcom whereby American Southwest agreed to pay Vestcom as follow: $500,000, which represents the principal amount of the above loan made by Vestcom on or about July 3, 2003, plus interest thereon at the rate of 9.5% from July 3, 2003 through to the closing date of the settlement.  The closing date of the settlement was expected to be no later than September 15, 2006. In addition, American Southwest agreed to pay to Vestcom $360,000 as a supplemental damages payment and $250,000 for legal fees and expenses incurred by Vestcom. At October 31, 2007, the total amount reflected as liability for the legal settlement in the Balance Sheet is $1,315,833, which includes accrued interest to that date. A commensurate loss has been reflected in the Company’s consolidated statement of operations for the period from inception of the development stage (July 1, 2004) to October 31, 2007, since the Company is absorbing the loss on behalf of the entity formerly owned by David Michery.

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

During 2004, 3,000,000 one year options were granted to two consultants.  The exercise price was $.01 and all 3,000,000 vested immediately.  The options were exercised prior to the effective date of the merger and reflected in the pre-merged entities financial statements. No options were granted during the six month periods ended October 31, 2007 or 2006 or for either of the years ended April 30, 2007 and 2006 and, accordingly, there are no options outstanding at October 31, 2007.

NOTE 9 – EQUITY PERFORMANCE PLANS

In November 2006, the Board of Directors of American Southwest adopted a 2006 Equity Compensation Plan under which 10,000,000 shares of the American Southwest’s common stock have been reserved for issuance to employees, officers, directors and consultants whose past, present and/or potential contributions to the American Southwest have been, or will be important to the success of the Company.  As of October 31, 2007, 5,500,000 common shares have been issued under this plan. (See Note 12 for the details for the individual issuance).

In February 2004, the Board of Directors of GL Energy adopted a 2004 Equity Performance Plan under which 10,000,000 shares of GL Energy’s common stock have been reserved for issuance to employees, officers, directors and consultants whose past, present and/or potential contributions to GL Energy have been, or will be important to the success of GL Energy.  As of October 31, 2007, 6,000,000 common shares have been issued under this plan (See Note 7 (C) and Note 12 for the details for the individual issuance).

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

(FORMERLY KNOWN AS GL ENERGY AND EXPLORATION, INC.)

 (A DEVELOPMENT STAGE COMPANY)

 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 12 - EQUITY TRANSACTIONS (CONTINUED)

Stock Issued for Services (Continued)

The Company incurred consulting fees and services of $480,000 during the six months ended October 31, 2007 to David Michery. He was issued 9,600,000 shares of the Company’s $.001 common stock subject to Rule 144. The Company recorded a non-cash expense of $480,000 for the six months ended October 31, 2007 related to this issuance, based on the trading price of Company shares on the issuance date.

The Company incurred consulting fees and services of $120,000 during the six months ended October 31, 2007 to David Michery. He was issued 2,400,000 shares of the Company’s $.001 common stock subject to Rule 144. The Company recorded a non-cash expense of $120,000 for the six months ended October 31, 2007 related to this issuance, based on the trading price of Company shares on the issuance date.

The Company incurred consulting fees and services of $100,000 during the six months ended October 31, 2007 to Edward Azar. He was issued 2,000,000 shares of the Company’s $.001 common stock subject to Rule 144. The Company recorded a non-cash expense of $100,000 for the six months ended October 31, 2007 related to this issuance, based on the trading price of Company shares on the issuance date.

The Company incurred consulting fees and services of $100,000 during the six months ended October 31, 2007 to Peter Kolacz. He was issued 2,000,000 shares of the Company’s $.001 common stock subject to Rule 144. The Company recorded a non-cash expense of $100,000 for the six months ended October 31, 2007 related to this issuance, based on the trading price of Company shares on the issuance date.

The Company incurred consulting fees and services of $50,000 during the six months ended October 31, 2007 to Brian Conrad. He was issued 1,000,000 shares of the Company’s $.001 common stock subject to Rule 144. The Company recorded a non-cash expense of $50,000 for the six months ended October 31, 2007 related to this issuance, based on the trading price of Company shares on the issuance date.

The Company incurred consulting fees and services of $25,000 during the six months ended October 31, 2007 to Canaccord Capital Corporation. He was issued 500,000 shares of the Company’s $.001 common stock subject to Rule 144. The Company recorded a non-cash expense of $25,000 for the six months ended October 31, 2007 related to this issuance, based on the trading price of Company shares on the issuance date.

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

Financial Condition and Changes in Financial Condition

We had no revenues for the six months ended October 31, 2007 or since inception.

We incurred $998,719 in operating expenses and $124,560 in other costs and expenses for the six month period ended October 31, 2007 as compared to $623,871 in operating expenses and $109,015 in other costs and expenses for the comparable period in 2006. We incurred consulting fees to related parties of $652,653 and incurred $275,000 in other consulting services to unrelated parties for various services rendered in conjunction with the implementation of the Company’s business for the current year quarter. Almost all of these fees were non-cash in nature and were settled through the issuance of common stock. The current six months general and administrative expenses totaled $71,066 and were incurred primarily for rent and general business expenditures. During the October 31, 2006 six month period, we incurred $366,067 in consulting fees and $257,804 in general and administrative expenses. Interest expense for the current six month period was $100,812 versus $82,265 for the prior year period. In addition, the Company incurred $23,748 and $23,750 for the current and prior year six month periods for loss incurred on legal settlement by Company on behalf of entity formerly owned by significant Company stockholder.

Liquidity and Capital Resources:

We remain a development stage company. Since our inception, we have had minimum working capital to fund our operations.  In order to pay the expenses of its operations, we have relied on third-party loans and loans from shareholders and the issuance of common stock for services provided. As a result, we have incurred debt in the total amount of $1,565,517 to pay our expenses.  In addition, we owe $1,315,833 to Vestcom, Ltd. as result of a legal settlement and $493,741 for other account payables and accrued expenses. Our working capital deficit at October 31, 2007 was $3,375,091.  We had cash of $0 at October 31, 2007.

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

We carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of October 31, 2007. This evaluation was carried out under the supervision and with the participation of our management, including our chief executive officer and chief financial officer. Based upon the evaluation, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures were of limited effectiveness at the reasonable assurance level at such date.

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

AMERICAN SOUTHWEST MUSIC DISTRIBUTION, INC.

December 19, 2007	/s/ David Michery
David Michery.
President and Chief Executive Officer
(Principal Executive Officer)

December 19, 2007	/s/ Kent Puckett
Kent Puckett Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)