Form 10QSB
period 2008-01-31
American Southwest Music Distribution, Inc
filed 2008-03-19
CIK 1122771

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington D.C. 20549

FORM 10-QSB

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended January 31, 2008

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

APPLICABLE ONLY TO CORPORATE ISSUERS

As of March 12, 2008, 31,047,522 shares of our common stock were outstanding.

Transitional Small Business Disclosure Format:    Yes  ☐    No  ☒

2

PART 1:  FINANCIAL INFORMATION

AMERICAN SOUTHWEST MUSIC DISTRIBUTION, INC.
(FORMERLY KNOWN AS GL ENERGY AND EXPLORATION, INC.)
( A DEVELOPMENT STAGE COMPANY)
CONSOLIDATED BALANCE SHEETS

	January 31, 2008	April 30, 2007
ASSETS
Current assets:
Cash	$-	$5
Fixed assets:
Equipment	43,266	43,266
Furniture and fixtures	42,488	42,488
Leasehold improvements	7,000	7,000
	92,754	92,754
Accumulated depreciation	(63,753)	(49,140)
Total fixed assets	29,001	43,614

Other assets:
Music catalog, net of accumulated amortization of $0	299,983	299,983
Security deposits	-	3,370
Total other assets	299,983	303,353

TOTAL ASSETS	$328,984	$346,972

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Liabilities:
Current liabilities:
Accounts payable and accrued expenses payable	$549,460	$374,930
Liability for legal settlement by Company on behalf of entity formerly owned by significant Company stockholder	1,327,708	1,292,083
Notes and loans payable, stockholders and entities owned by them	86,000	86,000
Notes and loans payable, others – unrelated third parties	1,484,767	1,447,500
TOTAL LIABILITIES	3,447,935	3,200,513

Stockholders’ deficit:
Preferred stock - $0.001 par value; 5,000,000 shares authorized, 0 shares issued and outstanding	-	-
Common stock - $0.001 par value; 100,000,000 shares authorized, 31,047,522* and 11,547,522* issued and outstanding respectively	31,047	11,547
Additional paid-in capital	8,260,463	7,344,963
Deficit accumulated during the development stage	(11,410,461)	(10,210,051)
Total stockholders’ deficit	(3,118,951)	(2,853,541)
TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$328,984	$346,972

* Adjusted for 74:1 reverse split effective August 24, 2006

See the summary of significant accounting policies and the accompanying notes to the financial statements.

AMERICAN SOUTHWEST MUSIC DISTRIBUTION, INC.
(FORMERLY KNOWN AS GL ENERGY AND EXPLORATION, INC.)
( A DEVELOPMENT STAGE COMPANY)
CONSOLIDATED STATEMENTS OF OPERATIONS

EXPENSES	Three months ended January 31, 2008	Three months ended January 31, 2007	Nine months ended January 31, 2008	Nine months ended January 31, 2007	Inception (July 1, 2004) Through April 30, 2007	Inception (July 1, 2004) Through January 31, 2008
Consulting fees and services:
Related parties, including incurred through issuances of common stock of $600,000 and $0 for nine months ended and $1,393,847 and $1,993,847 for periods from inception	$-	$1,362,271	$652,653	$1,517,218	$1,887,513	$2,540,166
Others, including incurred through issuances of common stock of $275,000 and $0 for nine months ended and $141,000 and $416,000 for periods from inception	-	-	275,000	131,120	211,334	486,334
	-	1,362,271	927,653	1,648,338	2,098,847	3,026,500
General and administrative, including through issuance of common stock for legal fees of $60,400 and $60,400 for period from inception	10,000	157,576	70,740	361,256	764,760	835,500
Depreciation and amortization	4,287	33,317	14,613	87,441	138,960	153,573
Total expenses	14,287	1,553,164	1,013,006	2,097,035	3,002,567	4,015,573

Loss from operations	(14,287)	(1,553,164)	(1,013,006)	(2,097,035)	(3,002,567)	(4,015,573)

Other costs and expenses
Loss on impairment of certain titles in Music Catalog	-	-	-	-	(4,216,000)	(4,216,000)
Loss incurred on legal settlement by Company on behalf of entity formerly owned by significant Company stockholder	(11,874)	(11,875)	(35,622)	(35,625)	(1,292,083)	(1,327,705)
Debt conversion costs	-	(46,232)	-	(46,232)	(46,232)	(46,232)
Interest expense	(50,970)	(41,811)	(151,782)	(127,076)	(258,768)	(410,550)
Total other costs and expenses	(62,844)	(99,918)	(187,404)	(208,933)	(1,597,083)	(6,000,487)

NET LOSS	$(77,131)	$(1,653,082)	$(1,200,410)	$(2,305,968)	$(8,815,650)	$(10,016,060)

Net loss per share - basic and diluted (adjusted for 74:1 reverse split)	$(0.00)	$(1.52)	$(0.04)	$(2.54)	$(3.31)	$(3.35)

Weighted average shares outstanding:
Basic and diluted (adjusted for 74:1 reverse split)	25,726,850	1,087,905	29,273,951	908,941	2,664,619	-

See the summary of significant accounting policies and the accompanying notes to the financial statements.

AMERICAN SOUTHWEST MUSIC DISTRIBUTION, INC.
(FORMERLY KNOWN AS GL ENERGY AND EXPLORATION, INC.)
( A DEVELOPMENT STAGE COMPANY)
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
Period from July 1, 2004 (Inception) through January 31, 2008

						Deficit
						Accumulated
					Additional	During the
	Preferred Stock		Common Stock		Paid in	Development
	Shares	Amount	Shares	Amount	Capital	Stage	Total

Issuance of common stock to Company's founders in exchange for music catalog, furniture and fixtures, and equipment	-	$-	4,292	$4	$4,292,733	$-	$4,292,737
Capital contribution			2		2,000		2,000
Net loss for period from inception (July 1, 2004) to April 30, 2005						(117,246)	(117,246)

Balance, April 30, 2005	-	$-	4,294	$4	$4,294,733	$(117,246)	$4,177,491
Recapitalization of common and preferred shares of GL Energy and Exploration, Inc. as acquiree in merger with Company as acquirer	23,980	24	59,972,748	59,973	1,091,044	(1,394,401)	(243,360)
Net loss						(1,954,094)	(1,954,094)
Balance, April 30, 2006	23,980	$24	59,977,042	$59,977	$5,385,777	$(3,465,741)	$1,980,037
Common stock issued for consulting fees and services			8,244,138	8,244	1,604,456		1,612,700
74:1 reverse stock split	-		(65,085,460)	(65,085)	65,085		-
Shares issued in settlement of notes and loans payable, stockholder's and entities owned by them			310,451	310	297,722		298,032
Preferred shares converted into common	(23,980)	(24)	8,101,351	8,101	(8,077)		-
Net loss						(6,744,310)	(6,744,310)
Balance, April 30, 2007	-	$-	11,547,522	$11,547	$7,344,963	$(10,210,051)	$(2,853,541)
Common stock issued for cash			2,000,000	2,000	58,000		60,000
Common stock issued for consulting fees and services			17,500,000	17,500	857,500		875,000
Net loss						(1,200,410)	(1,200,410)
Balance, January 31, 2008	-	$-	31,047,522	$31,047	$8,260,463	$(11,410,461)	$(3,118,951)

See the summary of significant accounting policies and the accompanying notes to the financial statements.

AMERICAN SOUTHWEST MUSIC DISTRIBUTION, INC.
(FORMERLY KNOWN AS GL ENERGY AND EXPLORATION, INC.)
( A DEVELOPMENT STAGE COMPANY)
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Nine Months Ended January 31, 2008	Nine Months Ended January 31, 2007	Inception (July 1, 2004) Through April 30, 2007	Inception (July 1, 2004) Through January 31, 2008
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(1,200,410)	$(2,305,968)	$(8,815,650)	$(10,016,060)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	14,613	87,441	139,140	153,753
Loss on impairment of certain titles in Music Catalog	-	-	4,216,000	4,216,000
Loss incurred on legal settlement by Company on behalf of entity formerly owned by significant Company stockholder	35,625	35,625	1,292,083	1,327,708
Common stock issued for consulting fees and services	875,000	1,514,247	1,595,247	2,470,247
Common stock issued for payment of general and administrative expenses paid on behalf of the Company	-	-	17,453	17,453
Debt conversion costs	-	46,232	46,232	46,232
Accounting and legal fees added to notes and loans payable, stockholders and entities owned by them	-	25,000	25,000	25,000
Net changes in:
Increase in prepaid interest	-	-	-
Decrease (increase) in security deposits	3,370	-	(3,370)	-
Increase in accounts and accrued expenses payable	174,530	227,892	378,769	553,299
NET CASH USED IN OPERATING ACTIVITIES	(97,272)	(369,531)	(1,109,096)	(1,206,368)

CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisition of music catalogs	-	(298,983)	(299,983)	(299,983)
Acquisition of leasehold improvements, furniture and equipment	-	(2,765)	(16,017)	(16,017)
NET CASH USED IN INVESTING ACTIVITIES	-	(301,748)	(316,000)	(316,000)

CASH FLOWS FROM FINANCING ACTIVITIES:
Payment of offering costs	-	-	-	-
Proceeds of notes and loans payable, stockholders and entities owned by them	-	36,279	110,101	110,101
Repayment of notes and loans payable, stockholders and entities owned by them	-	-	-	-
Proceeds of notes and loans payable, others - unrelated third parties	37,267	635,000	1,323,000	1,360,267
Repayment of notes and loans payable, others - unrelated third parties	-		(10,000)	(10,000)
Common shares issued for cash	60,000	-	2,000	62,000
NET CASH PROVIDED BY FINANCING ACTIVITIES	97,267	671,279	1,425,101	1,522,368

NET CHANGE IN CASH	(5)	-	5	-

CASH AT BEGINNING OF PERIOD	5	-	-	-

CASH AT END OF PERIOD	$-	$-	$5	$-

See the summary of significant accounting policies and the accompanying notes to the financial statements.

AMERICAN SOUTHWEST MUSIC DISTRIBUTION, INC.
(FORMERLY KNOWN AS GL ENERGY AND EXPLORATION, INC.)
( A DEVELOPMENT STAGE COMPANY)
CONSOLIDATED STATEMENTS OF CASH FLOWS
(continued)

	Nine Months Ended January 31, 2008	Nine Months Ended January 31, 2007	Inception (July 1, 2004) Through April 30, 2007	Inception (July 1, 2004) Through January 31, 2008
Supplementary disclosures of cash flow information
Cash paid during the year for:
Income taxes	$-	$-	$-	$-
Interest expense	-	-	-	-

Non-cash operating, investing and financing activities:
Net assets (liabilities) acquired by Company as part of merger

Assets acquired:
Accounts receivable	$-	$-	$-	$-
Total assets acquired	$-	$-	$-	$-

Liabilities acquired:
Accounts and accrued expenses payable	$-	$-	$3,306	$3,306
Loans payable, shareholders	-	-	240,053	240,053
Total liabilities acquired	-	-	243,359	243,359
Net liabilities assumed	$-	$-	$(243,359)	$(243,359)

Change in Company's stockholders' equity
Preferred stock issued at par value	$-	$-	$24	$24
Common stock issued at par value	-	0	59,973	59,973
Increase in additional paid-in capital resulting from difference in value of shares exchanged between GL Energy and American Southwest Music Distribution, Inc.	-	0	1,091,044	1,091,044
Increase in accumulated deficit resulting from difference in value of shares exchanged between GL Energy and American Southwest Music Distribution, Inc.	-	0	(1,394,400)	(1,394,400)
	$-	$-	$(243,359)	$(243,359)

Common shares issued for music catalog	$-	$-	$4,216,000	$4,216,000
Common shares issued for furniture, fixtures, and equipment	$-	$-	$76,737	$76,737
Common shares issued for services	$875,000	$180,000	$1,595,247	$2,470,247

Common stock issued at par	$-	$-	$310	$310
Additional paid-in capital	$-	$-	$297,722	$297,722

	-	-	298,032	298,032

See the summary of significant accounting policies and the accompanying notes to the financial statements.

AMERICAN SOUTHWEST MUSIC DISTRIBUTION, INC.
(FORMERLY KNOWN AS GL ENERGY AND EXPLORATION, INC.)
( A DEVELOPMENT STAGE COMPANY)
CONSOLIDATED STATEMENTS OF CASH FLOWS
(continued)

	Nine Months Ended January 31, 2008	Nine Months Ended January 31, 2007	Inception (July 1, 2004) Through April 30, 2007	Inception (July 1, 2004) Through January 31, 2008
Notes and loans payable, stockholders and entities owned by them converted into common stock
Debt converted	-	-	222,441	222,441
Accrued interest payable on debt	-	-	29,359	29,359

	-		251,800	251,800

Excess of fair value of stock issued over debt converted - debt conversion costs	$-	$-	$(46,232)	$(46,232)

See the summary of significant accounting policies and the accompanying notes to the financial statements.

AMERICAN SOUTHWEST MUSIC DISTRIBUTION, INC.

(FORMERLY KNOWN AS GL ENERGY AND EXPLORATION, INC.)

 (A DEVELOPMENT STAGE COMPANY)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE A - ADJUSTMENTS

In the opinion of management, all adjustments consisting only of normal recurring adjustments  necessary  for  a  fair  statement  of (a)  results  of operations  for the three months and nine  months  periods  ended January 31, 2008 and 2007 and for the period from inception (July 1, 2004) to January 31, 2008, (b) the financial  position at January 31, 2008, (c) the  statements of cash flows for the nine month  periods  ended  January 31,  2008 and 2007 and for the period from inception (July 1, 2004) to January 31, 2008, and (d) the  changes  in stockholders'  deficit for the nine month  period ended January 31, 2008 and for the period from inception (July 1, 2004) to January 31, 2008  have been made.  The results of operations for the three months and nine months ended January 31, 2008, are not necessarily indicative of the results to be expected for the full year.

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

The Company's consolidated financial statements have been presented on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The liquidity of the Company has been adversely affected in recent years by significant losses from operations. As further discussed in Note 3, the Company incurred losses of $1,200,410 for the nine months ended January 31, 2008 and losses for the period from the inception of their development stage (July 1, 2004) to January 31, 2008 of $10,016,060.

At January 31, 2008, the current consolidated Company has no cash reserves, with its current liabilities exceeding its cash by $3,447,935.

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

 (A DEVELOPMENT STAGE COMPANY)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 2 – SUMMARY OF ACCOUNTING POLICIES (CONTINUED)

Recent Accounting Pronouncements  (continued)

In December 2007, the Financial Accounting Standards Board (“FASB”) simultaneously issued SFAS No. 141R, “Business Combinations (2007 Amendment),” and SFAS 160, Noncontrolling Interests in Consolidated Financial Statements, an Amendment of ARB 51.”  Both standards update United States guidance on accounting for “noncontrolling interests,” sometimes referred to as minority interests, which interests represent a portion of a subsidiary not attributable, directly or indirectly, to a parent. FASB and the International Accounting Standards Board (“IASB”) have been working together to promote international convergence of accounting standards. Prior to promulgation of these new standards there were specific areas in accounting for business acquisitions in which conversion was not achieved. The objective of both standards is to improve the relevance, comparability, and transparency of the financial information that a reporting entity provides in “business combinations” and consolidated financial statements by establishing accounting and reporting standards. In business combinations it is accomplished by establishing principles and requirements concerning how an “acquirer” recognizes and measures identifiable assets acquired, liabilities assumed, and noncontrolling interest in the acquiree, as well as goodwill acquired in the combination or gain from a bargain purchase; and determines information to be disclosed to enable users to evaluate the nature and effects of business combinations. In consolidated financial statements the standards require: identification of ownership interests held in subsidiaries by parties other than the parent be clearly identified, labeled and presented in consolidated financial position within equity (rather than “mezzanine” between liabilities and equity) separately from amounts attributed to the parent, with net income attributable to the parent and to the minority interest clearly identified and presented on the face of consolidated statements of income. The standards also provide guidance in situations where the parent’s ownership interest in a subsidiary changes while the parent retains its controlling financial interest. The standard also provides guidance on recording a gain or loss based on fair value in situations involving deconsolidation of a subsidiary. Entities must provide sufficient disclosures that distinguish between interests of the parent and that of the noncontrolling interest. Both standards are effective for fiscal years and interims beginning on or after December 15, 2008 (that is January 1, 2009) for entities with calendar years. Earlier adoption is prohibited. The standards shall be applied prospectively as of the beginning of the fiscal year in which initially applied, except for the presentation and disclosure requirements, which shall be applied retrospectively for all periods presented. The Company does not anticipate that the adoption of SFAS No. 141R and No. 160 will have an impact on the Company's overall results of operations or financial position, unless the Company makes a business acquisition in which there is a noncontrolling interest.

NOTE 3 – GOING CONCERN

As shown in the accompanying consolidated financial statements, the Company incurred recurring net losses totaling $10,016,060 as a development stage entity for the period from inception (July 1, 2004) through January 31, 2008. The Company has an accumulated deficit of $11,410,461 and a deficiency in working capital of $3,447,935 as of January 31, 2008. These conditions raise substantial doubt as to the Company’s ability to continue as a going concern.  Management is trying to raise additional capital through sales of stock or loan financing arrangements. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

AMERICAN SOUTHWEST MUSIC DISTRIBUTION, INC.

(FORMERLY KNOWN AS GL ENERGY AND EXPLORATION, INC.)

 (A DEVELOPMENT STAGE COMPANY)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 4 – INCOME TAXES

The Company incurred no federal income tax expense for the nine month periods ended January 31, 2008 and 2007, and for the period from inception (July 1, 2004) to January 31, 2008.  The Company has net operating loss carry forwards available of $10,016,060 to offset future net income. Due to uncertainty surrounding the realization of the favorable tax attributes in future tax returns, the Company has placed a full valuation allowance against its net deferred tax asset.  At such time as it is determined that it is more likely than not that the deferred tax asset is realizable, the valuation allowance will be reduced.  Furthermore, the net operating loss carry forward may be subject to further limitation pursuant to Section 382 of the Internal Revenue Code.

The cumulative net operating loss carryforward will expire in accordance with the following schedule:

April 30, 2025	$117,246
2026	1,954,094
2027	6,744,310
2028	1,200,410
$10,016,060

Deferred income taxes consist of the following:

Deferred tax assets	$3,405,460
Less: valuation allowance	3,405,460
$-

AMERICAN SOUTHWEST MUSIC DISTRIBUTION, INC.

(FORMERLY KNOWN AS GL ENERGY AND EXPLORATION, INC.)

 (A DEVELOPMENT STAGE COMPANY)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 5 – NOTES AND LOANS PAYABLE

Details regarding notes and loans payable follow below:

Stockholders and the entities owned by them:	January 31, 2008	April 30, 2007

Donald Byers, former President and Chairman of the Board of pre-merger GL Energy and Exploration, Inc. and a holder of approximately 2,134,000

(after 74:1 reverse stock split) and 16,190,000 (before 74:1 reverse stock split)

 of the post-merger entity’s $.001 par value common shares at January 31, 2008 and April 30, 2007, respectively:

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

AMERICAN SOUTHWEST MUSIC DISTRIBUTION, INC.

(FORMERLY KNOWN AS GL ENERGY AND EXPLORATION, INC.)

 (A DEVELOPMENT STAGE COMPANY)

 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 5 – NOTES AND LOANS PAYABLE (CONTINUED)

Stockholders and the entities owned by them:	January 31, 2008	April 30, 2007

	$48,500	$48,500
Other Stockholders

Unsecured $37,500 loan payable to Chris Lotito, a minority shareholder. The loan is due on demand and accrue interest at 10% per annum. It continues to accrue interest.	37,500	37,500

Notes and loans payable, stockholders and the entities owned by them	86,000	86,000

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

AMERICAN SOUTHWEST MUSIC DISTRIBUTION, INC.

(FORMERLY KNOWN AS GL ENERGY AND EXPLORATION, INC.)

 (A DEVELOPMENT STAGE COMPANY)

 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 5 – NOTES AND LOANS PAYABLE (CONTINUED)

Other unrelated third parties (continued)

	January 31, 2008	April 30, 2007

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

On March 5, 2008 Pegasus Capital, Inc. sold and assigned to Quintero International, LLC, with all rights therein, the $38,000 note, plus accrued interest.

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

AMERICAN SOUTHWEST MUSIC DISTRIBUTION, INC.

(FORMERLY KNOWN AS GL ENERGY AND EXPLORATION, INC.)

 (A DEVELOPMENT STAGE COMPANY)

 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 5 – NOTES AND LOANS PAYABLE (CONTINUED)

Other unrelated third parties (continued)

	January 31, 2008	April 30, 2007
$25,000 unrelated third party note dated June 15, 2006 held by David Magallanes. The note was due and payable on September 15, 2006 and accrues interest at a rate of 15%. Interest continues to accrue on this now defaulted note payable.	$20,000	$20,000

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

	10,000	10,000

$18,000 unrelated third party note dated November 20, 2006 held by Generation Leasing, LLC. The note was due and payable on December 20, 2006 and accrues interest at a rate of 15%. Interest continues to accrue on this now defaulted note payable.	18,000	18,000

$44,500 unrelated third party note dated January 1, 2007 held by Alex Jaramishian. The note was due and payable on February 1, 2007 and accrues interest at a rate of 15%. Interest continues to accrue on this now defaulted note payable.	44,500	44,500

$5,250 unrelated third party note dated January 31, 2008 held by Alex Jaramishian. The loan is due and payable on April 30, 2008 and will accrue interest at a rate of 10%.	5,250	--

$60,000 unrelated third party note dated March 27, 2007 held by Generation Leasing, LLC. The note was due and payable on June 30, 2007 and accrues interest at a rate of 15%. The Company defaulted on the note on the June 30, 2007 due date. Interest continues to accrue on this now defaulted note payable.	60,000	60,000

$5,336 unrelated third party note dated September 19, 2007 held by John McConnaughy, Jr. The note was due and payable on December 14, 2007 and accrues interest at rate equal to the prime rate as published by the Wall Street Journal, Eastern Edition, plus one percent (1%), per annum. Holder may, at his option, upon notice to Maker given at any time or from time to time on or after December 15, 2007, convert the unpaid Principal Amount and any Interest thereon into that number of shares of Maker’s common stock, par value $.001 per share such that, immediately following the conversion, Holder beneficially owns not less than one-ninths (1/9) of the total issued and outstanding voting capital stock of Maker after giving effect to such conversion, provided that, in the event that the number of shares of Common Stock issued to Holder upon such conversion exceeds an amount equal to the Unpaid Amount divided by $.001 (the amount of such excess, the “Additional Common Stock”), as a condition to the issuance of the Additional Common Stock, Holder shall pay to Maker cash in an amount equal to the product of the number of shares of Additional Common Stock multiplied by $.001 (a) Interest continues to accrue on this now defaulted note payable.

	5,336	-

AMERICAN SOUTHWEST MUSIC DISTRIBUTION, INC.

(FORMERLY KNOWN AS GL ENERGY AND EXPLORATION, INC.)

 (A DEVELOPMENT STAGE COMPANY)

 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 5 – NOTES AND LOANS PAYABLE (CONTINUED)

Other unrelated third parties (continued)

	January 31, 2008	April 30, 2007

$26,681 unrelated third party note dated September 19, 2007 held by Alan Brown. The note was due  and payable on December 14, 2007 and accrues interest at rate equal to the prime rate as published by the Wall Street Journal, Eastern Edition, plus one percent (1%), per annum. Holder may, at his option, upon notice to Maker given at any time or from time to time on or after December 15, 2007, convert the unpaid Principal Amount and any Interest thereon into that number of shares of Maker’s common stock, par value $.001 per share such that, immediately following the conversion, Holder beneficially owns not less than five-ninths (5/9) of the total issued and outstanding voting capital stock of Maker after giving effect to such conversion, provided that, in the event that the number of shares of Common Stock issued to Holder upon such conversion exceeds an amount equal to the Unpaid Amount divided by $.001 (the amount of such excess, the “Additional Common Stock”), as a condition to the issuance of the Additional Common Stock, Holder shall pay to Maker cash in an amount equal to the product of the number of shares of Additional Common Stock multiplied by $.001. (a).  Interest continues to accrue on this now defaulted note payable.

	26,681	-

Notes and loans payable, others – unrelated third parties	1,484,767	1,447,500

	$1,570,767	$1,533,500

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

Accounts payable and accrued expenses payable at January 31, 2008 and April 30, 2007 includes $18,577 and $13,965, respectively of accrued interest payable to Company stockholders and entities owned by them.  Accounts payable and accrued expenses payable at January 31, 2008 and April 30, 2007 includes $291,485 and $144,319 of accrued interest payable to unrelated parties, respectively.

AMERICAN SOUTHWEST MUSIC DISTRIBUTION, INC.

(FORMERLY KNOWN AS GL ENERGY AND EXPLORATION, INC.)

 (A DEVELOPMENT STAGE COMPANY)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 5 – NOTES AND LOANS PAYABLE (CONTINUED)

Interest expense incurred by the Company to Company stockholders and entities owned by them was $4,613 and $17,369 for the nine months ended January 31, 2008 and 2007, respectively, and $38,390 for the period from inception of the development stage (July 1, 2004) to January 31, 2008.  Interest expense incurred by the Company to unrelated third parties was $147,165 and $145,341 for the nine months January 31, 2008 and 2007, respectively and $372,156 for the period from inception of the development stage (July 1, 2004) to January 31, 2008.

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

The Company entered into a new lease for office space located in West Hollywood, California, which commenced November 2005 and which was to expire on October 31, 2007.  The landlord agreed to terminate the lease in June 2007 and the lease was settled by the Company for a final payment of $3,370, the amount originally paid to the landlord as a security deposit under the lease. The $3,370 was charged to rent expense by the Company during the nine months ended January 31, 2008.

Rent expense incurred by the Company was $3,370 and $15,981 for the nine months ended January 31, 2008 and 2007,  respectively, and $67,409 for the period from inception of the development stage (July 1, 2004) to January 31, 2008.

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

(C)

 RELATED PARTY CONSULTING FEES AND SERVICES

The Company incurred related party consulting fees and services of $532,653 and $71,872 for the nine months ended January 31, 2008 and 2007, respectively, and 690,140 for the period from inception (July 1, 2004) to January 31, 2007 to David Michery, CEO of American Southwest. He was issued 9,600,000 shares of the Company’s $.001 common stock subject to Rule 144. The Company recorded a non-cash expense of $480,000 for the nine months ended January 31, 2008 related to this issuance, based on the trading price of Company shares on the issuance date.

The Company incurred related party consulting fees and services of $120,000 and $0 for the nine months ended January 31, 2008 and 2007, respectively, and 180,000 for the period from inception (July 1, 2004) to January 31, 2008 to Kent Puckett, CFO of American Southwest. He was issued 2,400,000 shares of the Company’s $.001 common stock subject to Rule 144. The Company recorded a non-cash expense of $120,000 for the nine months ended January 31, 2008 related to this issuance, based on the trading price of Company shares on the issuance date.

The Company incurred related party consulting fees and services of $0 for both of the nine months periods ended January 31, 2008 and 2007, respectively,  and  $42,500 for the period from inception, (July 1, 2004) to January 31, 2008 to Marcus Sanders, former COO of American Southwest.

The Company incurred related party consulting fees and services of $0 and $26,500 for the nine months ended January  31, 2008 and 2007, respectively  and $58,500 for the period from inception, (July 1, 2004) to January 31, 2008 to Robert Guillerman, former President of American Southwest.

AMERICAN SOUTHWEST MUSIC DISTRIBUTION, INC.

(FORMERLY KNOWN AS GL ENERGY AND EXPLORATION, INC.)

 (A DEVELOPMENT STAGE COMPANY)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 7 – RELATED PARTY TRANSACTIONS (CONTINUED)

(C)

 RELATED PARTY CONSULTING FEES AND SERVICES (CONTINUED)

The Company incurred related party consulting fees and services of $0 and $60,000 for the nine months periods ended January 31, 2008 and 2007, respectively, and  $60,000 for the period from inception, (July 1, 2004) to January 31, 2008  to Chris Lotito, a minority shareholder (See Note 5 for a note payable also owed to him). Chris Lotito was issued 2,000,000 shares of the Company’s $.001 common stock subject to Rule 144. The Company recorded a non-cash expense of $60,000 during the six months ended October 31, 2006 related to this issuance, based on the trading price of Company shares on the issuance date.

The Company also incurred related party consulting fees and services of $0  and $505,000 for  the nine months periods ended January 31, 2008 and 2007, respectively, and $590,000 for the period from inception, (July 1, 2004) to January 31, 2008 to Brian Gonzales. He was issued 2,500,000 shares of the Company’s $.001 common stock subject to Rule 144. The Company recorded a non-cash expense of $565,000 during the year ended April 30, 2007 related to this issuance, based on the trading price of Company shares on the issuance date.

The Company incurred related party consulting fees and services of $0 and $ 113,250 the nine months periods ended January 31, 2008 and 2007, respectively, and $113,250 for the period from inception, (July 1, 2004) to January 31, 2008 respectively  to Bob Munro. He was issued 75,000 shares of the Company’s $.001 common stock subject to Rule 144. The Company recorded a non-cash expense of $113,250 during the year ended April 30, 2007 related to this issuance, based on the trading price of Company shares on the issuance date.

The Company incurred related party consulting fees and services of $ 0 for both of the nine months periods ended January 31, 2008 and 2007, respectively and $655,596 for the period from inception, (July 1, 2004) to January 31, 2008.  He was issued 447,352 shares of the Company’s $.001 common stock subject to Rule 144. The Company recorded a non-cash expense of $655,596 during the year ended April 30, 2007 related to this issuance, based on the trading price of Company shares on the issuance date.

AMERICAN SOUTHWEST MUSIC DISTRIBUTION, INC.

(FORMERLY KNOWN AS GL ENERGY AND EXPLORATION, INC.)

 (A DEVELOPMENT STAGE COMPANY)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 7 – RELATED PARTY TRANSACTIONS (CONTINUED)

(C)

RELATED PARTY CONSULTING FEES AND SERVICES (CONTINUED)

Accordingly, related party consulting fees and services totaled $600,000 and $1,517,218 for the nine months ended January 31, 2008 and 2007, respectively.  In addition, related party consulting fees and services totaled $2,540,166 for the period from inception of the development stage (July 1, 2004) to January 31, 2008.  Related party consulting fees and services since inception of $2,540,166 includes the $150,000 incurred to Donald Byers described in (B) above.

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

On July 12, 2006 American Southwest reached a settlement with Vestcom whereby American Southwest agreed to pay Vestcom as follow: $500,000, which represents the principal amount of the above loan made by Vestcom on or about July 3, 2003, plus interest thereon at the rate of 9.5% from July 3, 2003 through to the closing date of the settlement.  The closing date of the settlement was expected to be no later than September 15, 2006. In addition, American Southwest agreed to pay to Vestcom $360,000 as a supplemental damages payment and $250,000 for legal fees and expenses incurred by Vestcom. At January 31, 2008, the total amount reflected as liability for the legal settlement in the Balance Sheet is $1,327,708, which includes accrued interest to that date. A commensurate loss has been reflected in the Company’s consolidated statement of operations for the period from inception of the development stage (July 1, 2004) to January 31, 2008, since the Company is absorbing the loss on behalf of the entity formerly owned by David Michery.

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

During 2004, 3,000,000 one year options were granted to two consultants.  The exercise price was $.01 and all 3,000,000 vested immediately.  The options were exercised prior to the effective date of the merger and reflected in the pre-merged entities financial statements. No options were granted during the nine month periods ended January 31, 2008 or 2007 or for either of the years ended April 30, 2007 and 2006 and, accordingly, there are no options outstanding at January 31, 2008.

AMERICAN SOUTHWEST MUSIC DISTRIBUTION, INC.

(FORMERLY KNOWN AS GL ENERGY AND EXPLORATION, INC.)

 (A DEVELOPMENT STAGE COMPANY)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 9 – EQUITY PERFORMANCE PLANS

In November 2006, the Board of Directors of American Southwest adopted a 2006 Equity Compensation Plan under which 10,000,000 shares of the American Southwest’s common stock have been reserved for issuance to employees, officers, directors and consultants whose past, present and/or potential contributions to the American Southwest have been, or will be important to the success of the Company.  As of January 31, 2008, 5,500,000 common shares have been issued under this plan. (See Note 12 for the details for the individual issuance).

In February 2004, the Board of Directors of GL Energy adopted a 2004 Equity Performance Plan under which 10,000,000 shares of GL Energy’s common stock have been reserved for issuance to employees, officers, directors and consultants whose past, present and/or potential contributions to GL Energy have been, or will be important to the success of GL Energy.  As of January 31, 2008, 6,000,000 common shares have been issued under this plan (See Note 7 (C) and Note 12 for the details for the individual issuance).

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

The Domestic Distribution Agreement became effective January 25, 2006, and will continue until January 25, 2008.  Universal has the right to extend the term of the Domestic Distribution Agreement for an additional two years, until January 25, 2010.

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

The Company incurred consulting fees and services of $480,000 during the nine months ended January 31, 2008 to David Michery. He was issued 9,600,000 shares of the Company’s $.001 common stock subject to Rule 144. The Company recorded a non-cash expense of $480,000 for the nine months ended January 31, 2008 related to this issuance, based on the trading price of Company shares on the issuance date.

The Company incurred consulting fees and services of $120,000 during the nine months ended January 31, 2008 to David Michery. He was issued 2,400,000 shares of the Company’s $.001 common stock subject to Rule 144. The Company recorded a non-cash expense of $120,000 for the nine months ended January 31, 2008 related to this issuance, based on the trading price of Company shares on the issuance date.

The Company incurred consulting fees and services of $100,000 during the nine months ended January 31, 2008 to Edward Azar. He was issued 2,000,000 shares of the Company’s $.001 common stock subject to Rule 144. The Company recorded a non-cash expense of $100,000 for the nine months ended January 31, 2008 related to this issuance, based on the trading price of Company shares on the issuance date.

AMERICAN SOUTHWEST MUSIC DISTRIBUTION, INC.

(FORMERLY KNOWN AS GL ENERGY AND EXPLORATION, INC.)

 (A DEVELOPMENT STAGE COMPANY)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 12 - EQUITY TRANSACTIONS (CONTINUED)

Stock Issued for Services (Continued)

The Company incurred consulting fees and services of $100,000 during the nine months ended January 31, 2008 to Peter Kolacz. He was issued 2,000,000 shares of the Company’s $.001 common stock subject to Rule 144. The Company recorded a non-cash expense of $100,000 for the nine months ended January 31, 2008 related to this issuance, based on the trading price of Company shares on the issuance date.

The Company incurred consulting fees and services of $50,000 during the nine months ended January 31, 2008 to Brian Conrad. He was issued 1,000,000 shares of the Company’s $.001 common stock subject to Rule 144. The Company recorded a non-cash expense of $50,000 for the nine months ended January 31, 2008 related to this issuance, based on the trading price of Company shares on the issuance date.

The Company incurred consulting fees and services of $25,000 during the nine months ended January 31, 2008 to Canaccord Capital Corporation. He was issued 500,000 shares of the Company’s $.001 common stock subject to Rule 144. The Company recorded a non-cash expense of $25,000 for the nine months ended January 31, 2008 related to this issuance, based on the trading price of Company shares on the issuance date.

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

NOTE 13 – SUBSEQUENT EVENTS

Acquisition Agreement and Plan of Merger

On March 7, 2008 the Company executed an Acquisition Agreement and Plan of Merger (the “Agreement”) with Ultimate Sports Entertainment, Inc., (“Ultimate”).  Under the Agreement the shareholders of Ultimate would exchange all of their shares in Ultimate for 73,521,600 post-split unissued shares of the common stock of Ultimate Sports Resorts, Inc. (“USRI”).  In addition, the shareholders of the Company would exchange all of their shares in the Company for common stock of USRI.  USRI would survive as the holding company.  The merger would qualify as a tax-free reorganization under Sections 368 (a) (1) (A) and 368 (a) (2) (F) of the Internal Revenue Code of 1986. At closing the authorized capital stock of USRI will consist of 100,000,000 shares of $.0001 par value Common Stock of which no more than 78,500,000 shares will be issued and outstanding.

Prior to closing the Company shall, with written consent of its shareholders complete a reverse stock split equal to one share for every 50 shares now held, file forms 14-F and 8-K with the Securities and Exchange Commission outlining the Plan of Merger, complete the re-organization of the Company under the Agreement, exchange all shares in the Company for shares of USRI, and obtain a new trading symbol for USRI on the OTCBB.  If the merger is completed it will result in a “change in control” of the Company.

In the event the closing has not been completed by May 2, 2008 either party may terminate the Agreement and in such event the Agreement shall be null and void.

Assignment of Pegasus Capital, Inc. Note to Quintero International, LLC and Subsequent Conversion of Note

The Company owed $38,000 under the terms of an unrelated third party note dated April 25, 2005 held by Pegasus Capital, Inc. (See Note 5). The note was due and payable on March 1, 2006, and under the note provision did not accrue interest.  In the event of default, interest was to accrue at a rate 10% per annum.  The entire outstanding unpaid principal balance plus accrued interest was due and payable in either cash or common stock of the Company equal to the fair market value of the unpaid obligation.  The principal balance plus accrued interest that was due on March 1, 2006 had not been paid and the note was in default.  It continues to accrue interest.  On March 5, 2008 Pegasus Capital, Inc. sold and assigned to Quintero International, LLC, with all rights therein, the $38,000 note, plus accrued interest.  Subsequent to the assignment the Company issued 14,450,857 shares of its Common Stock, at the market price of $.0035 or $50,578 in consideration for the $38,000 principal portion of the note, plus accrued interest of $12,578, resulting in a loss on conversion of $1,709 on the loans.

Issuance of Shares to Related Party for Consulting Services Rendered

The Company will incur related party consulting fees and services of $32,000 during the quarter ending April 30, 2008, to Chris Lotito, a minority shareholder (See Note 5 for a note payable also owed to him). Chris Lotito was issued 3,200,000 shares of the Company’s $.001 common stock subject to Rule 144 on March 4, 2008. The Company will record a non-cash expense of $32,000 related to this issuance, based on the trading price of Company shares on the issuance date.

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

Proposed Merger

On March 7, 2008 the Company executed an Acquisition Agreement and Plan of Merger (the “Agreement”) with Ultimate Sports Entertainment, Inc., (“Ultimate”).  Under the Agreement the shareholders of Ultimate would exchange all of their shares in Ultimate for 73,521,600 post-split unissued shares of the common stock of Ultimate Sports Resorts, Inc. (“USRI”).  In addition, the shareholders of the Company would exchange all of their shares in the Company for common stock of USRI.  USRI would survive as the holding company.  The merger would qualify as a tax-free reorganization under Sections 368 (a) (1) (A) and 368 (a) (2) (F) of the Internal Revenue Code of 1986. At closing the authorized capital stock of USRI will consist of 100,000,000 shares of $.0001 par value Common Stock of which no more than 78,500,000 shares will be issued and outstanding.

Prior to closing the Company shall, with written consent of its shareholders complete a reverse stock split equal to one share for every 50 shares now held, file forms 14-F and 8-K with the Securities and Exchange Commission outlining the Plan of Merger, complete the re-organization of the Company under the Agreement, exchange all shares in the Company for shares of USRI, and obtain a new trading symbol for USRI on the OTCBB.  If the merger is completed it will result in a “change in control” of the Company.

In the event the closing has not been completed by May 2, 2008, either party may terminate the Agreement and in such event the Agreement shall be null and void.

Planned Business of Ultimate Sports Entertainment, Inc

Ultimate Sports Entertainment, Inc. is a privately held Nevada corporation in the business of developing and building an all encompassing total sports experience. Components of the 116 acre planned facility will include sports venues, sports activities, “Hall of Fame” quality sports memorabilia, 5,152 hotel rooms, 1 million sq ft. of convention space, 500 luxury condo’s and more. Ultimate Sports Entertainment, Inc. does not currently have the required financing in order to complete this planned facility.

We can give no assurance that the proposed merger will be consummated.

Financial Condition and Changes in Financial Condition

We had no revenues for the nine ended January 31, 2008 or since inception.

We incurred $1,013,006 in operating expenses and $187,404 in other costs and expenses for the nine month period ended January 31, 2008 as compared to $2,097,035 in operating expenses and $208,933 in other costs and expenses for the comparable period in 2007. We incurred consulting fees to related parties of $652,653 and incurred $275,000 in other consulting services to unrelated parties for various services rendered in conjunction with the implementation of the Company’s business for the current year quarter. Almost all of these fees were non-cash in nature and were settled through the issuance of common stock. The current nine months general and administrative expenses totaled $85,353 and were incurred primarily for rent and general business expenditures. During the January 31, 2007 nine month period, we incurred $1,648,338 in consulting fees and $448,697 in general and administrative expenses. Interest expense for the current nine month period was $151,782 versus $127,076 for the prior year period. In addition, the Company incurred $35,622 and $35,625 for the current and prior year nine month periods for loss incurred on legal settlement by Company on behalf of entity formerly owned by significant Company stockholder.

Liquidity and Capital Resources:

We remain a development stage company. Since our inception, we have had minimum working capital to fund our operations.  In order to pay the expenses of its operations, we have relied on third-party loans and loans from shareholders and the issuance of common stock for services provided. As a result, we have incurred debt in the total amount of $1,570,767 to pay our expenses.  In addition, we owe $1,327,708 to Vestcom, Ltd. as result of a legal settlement and $549,460 for other account payables and accrued expenses. Our working capital deficit at January 31, 2008 was $3,447,935.  We had cash of $0 at January 31, 2008.

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

As previously mentioned, we have entered into a proposed merger agreement with Ultimate Sports Entertainment, Inc. However, there is no assurance that the proposed merger will be consummated.

ITEM 3 – CONTROLS AND PROCEDURES

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

Evaluation of disclosure controls and procedures.  As of January 31, 2008, the Company’s chief executive officer and chief financial officer conducted an evaluation regarding the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e) under the Exchange Act).  Based upon the evaluation of these controls and procedures, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures were ineffective as of January 31, 2008.  The president/chief financial officer determined that the Company did not maintain effective controls over the financial reporting process due to an insufficient complement of personnel with an appropriate complement of personnel with an appropriate level of accounting knowledge, experience and training in the application of generally accepted accounting principles commensurate with its financial reporting requirements.

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

On July 12, 2006 American Southwest reached a settlement with Vestcom whereby American Southwest agreed to pay Vestcom as follow: $500,000, which represents the principal amount of the above loan made by Vestcom on or about July 3, 2003, plus interest thereon at the rate of 9.5% from July 3, 2003 through to the closing date of the settlement.  The closing date of the settlement was expected to be no later than September 15, 2006. In addition, American Southwest agreed to pay to Vestcom $360,000 as a supplemental damages payment and $250,000 for legal fees and expenses incurred by Vestcom. At January 31, 2008, the total amount reflected as liability for the legal settlement in the Balance Sheet is $1,327,708, which includes accrued interest to that date.  A commensurate loss has been reflected in the Company’s consolidated statement of operations for the period from inception of the development stage (July 1, 2004) to January 31, 2008, since the Company is absorbing the loss on behalf of the entity formerly owned by David Michery.

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

AMERICAN SOUTHWEST MUSIC DISTRIBUTION, INC.

March 19, 2008	/s/ David Michery
David Michery.
President and Chief Executive Officer
(Principal Executive Officer)

March 19, 2008	/s/ Kent Puckett
Kent Puckett Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)